Form 10-Q
period 1999-03-31
VIANET TECHNOLOGIES INC
filed 1999-05-17
CIK 894502

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________


                        Commission File No. 33-55254-19

                            VIANET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                        Nevada                                             87-0434285
             (State or other jurisdiction of                              (IRS Employer
             incorporation or organization)                            Identification No.)


                           83 Mercer Street, New York
                               New York 10012-4437
               (Address of principal executive offices, zip code)

                                 (212) 219-7680
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     There were 6,139,272 shares of the registrant's Common Stock, par value $.001 per share, outstanding on May 14, 1999.

                            VIANET TECHNOLOGIES, INC.

                                      INDEX



                                                                                                                   Page
Part 1            Financial Information

Item 1            Financial Statements

                  Balance Sheets of the Company (unaudited) at March 31, 1999 and December 31, 1998
                                                                                                                   3
                  Statement of Operations of the Company
                  (unaudited) for the three months ended March 31, 1999 and 1998                                   4

                  Statements of Cash Flows of the Company (unaudited) for the three months ended
                  March 31, 1999 and 1998
                                                                                                                   5
Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                             11


Item 3            Quantitative and Qualitative Disclosures About Market Risk                                      13


Item 6            Exhibits and Reports

                  Exhibit 11 - Calculation of Loss per Share                                                       15
                  Exhibit 27 - Financial Data Schedule                                                             16

Part 2            Legal and Capital Transactions                                                                  14
                  Signatures                                                                                      14





                            VIANET TECHNOLOGIES, INC.
                                  BALANCE SHEET

                       ( U.S. Dollars, except share data)
                                                                        (Unaudited)


                                                                         March 31        December 31
                                                                           1999             1998

ASSETS
Current Assets:
     Cash and cash equivalents .....................................   $   115,725    $    13,856
     Marketable securities .........................................       669,268        669,268
                                                                           784,993        683,124

Loans due from Develcon Electronics Ltd ............................     2,511,435      1,506,800
Accrued interest receivable ........................................        96,490         65,375
Technology license, at cost less accumulated amortization of $28,125
                                                                           405,000        427,500
                                                                       $ 3,797,918    $ 2,682,799

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..............................................   $   353,853    $   251,384
     Convertible Demand Notes and loans payable.....................       410,000      2,909,272
     Payable to Director of the Company ............................         1,000          1,000
                                                                           764,853      3,161,656


Shareholders' Equity:
      Common shares, $0.01 par value,
      100,000,000 shares authorized ................................
      6,139,272 issued and outstanding at
      March 31,1999(1998-350,000) ..................................         6,139          3,500
      Series A Convertible preferred shares
      (1998: authorized and issued - 250,000)........................          --       1,000,000
   Subsription receivable ..........................................          (500)      (990,500)
   Share premium ...................................................     3,736,663           --
   Retained deficit ................................................      (709,207)      (491,857)
                                                                         3,131,817       (478,857)
                                                                       $ 3,797,918    $ 2,682,799





                            VIANET TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS


                        (U.S. Dollars, except share data)
                                   (Unaudited)



                                        Three Months Ended March 31

                                           1999        1998
STATEMENT OF OPERATIONS

Sales and other revenues:
     Net sales ......................   $      --    $  --
     Interest and other income ......      34,900       --
                                           34,900       --
Costs and expenses:
     Cost of goods sold .............        --         --
     General and administrative .....     229,750       --
     Amortization ...................      22,500       --

Net loss from operations for period .   $(217,350)   $  --


LOSS PER SHARE ......................   $   (0.49)   $  0.00

Weighted average number of shares and
common stock equivalents outstanding      440,890    350,000



                            VIANET TECHNOLOGIES,INC.
                             STATEMENT OF CASH FLOWS




                           (Thousands of U.S. Dollars)
                                   (Unaudited)



                                                         Three Months Ended March 31

                                                               1999     1998
Cash Flows From Operating Activities:
Net loss for period ...................................   $  (217,350)   $-
Adjustments to reconcile net loss to
net cash provided by operating activities:
     Amortization of technology license ...............        22,500     --
Changes in operating assets and liabilities: ..........          --
     Interest receivable ..............................       (31,115)    --
         Accounts payable and accrued liabilities .....       102,469     --
         Net cash (used in) operating activities ......      (123,496)    --

         Cash Flows From Investing Activities:
              Loans to Develcon Electronics Limited ...    (1,004,635)    --
         Net cash used in investing activities ........    (1,004,635)    --

         Cash Flows From Financing Activities:
              Repayment of convertible notes payable ..      (200,000)    --
              Proceeds from loans payable .............       410,000     --
              Proceeds from convertible notes payable .        30,000     --
              Proceeds from subscription receivable ...       990,000     --
         Net cash provided by financing activities ....     1,230,000     --

         Net decrease in cash and cash equivalents ....       101,869     --

         Cash and cash equivalents, beginning of period        13,856     --

         Cash and cash equivalents, end of period .....   $   115,725    $-




Supplemental cash flow information:
   Cash paid for taxes ................................   $     4,963    $-
   Cash paid for interest .............................            $-    $-





NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

         a.Basis of Presentation

     The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

     The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Form 10-KB as at December 31, 1998.

         b. Foreign Currency Transactions

     Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the period in which they occur.

         Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No.107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, marketable securities and accounts payable are reasonable estimates of their fair value due to the short-term maturity of underlying financial instruments. The carrying value of the convertible demand notes payable are reasonable estimates of their fair value since they were convertible into the Company's common stock at a price equivalent to the conversion rights of the Company's Series A convertible preferred shares.

         Income Taxes

     The Company accounts for income taxes under the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Cash and Cash Equivalents

     Cash and cash equivalents include cash held in banks and time deposits having original maturities of three months or less.

         Technology License

     The technology license consists of purchased technology, amortized by the straight-line method over a period of five years, the initial term of the license agreement.

         Investment in Marketable Equity Securities

     The Company accounts for its investments in equity securities that have readily determinable fair values under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable equity securities consist of shares of common stock and are stated at market value. Management has identified the Company's marketable equity securities as trading securities and, accordingly, unrealized gains and losses on such securities are recorded in the statement of operations.

     Subsequent to March 31, 1999, on various dates, the Company sold 65,000 shares of the approximately 83,000 shares it held at March 31, 1998 at an average price in excess of its carrying value per share.

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock Option Plan

     The Company accounted for stock options issued to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair value based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

         Comprehensive Income

     The Company reports and presents comprehensive income and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130. requires only additional disclosures in the financial (SFAS) 128, "Earnings Per Share" which requires presentation of both basic and statements; it does not affect the Company's financial position or results of operations. For the period from December 31, 1998 to March 31, 1999, there were no items of other comprehensive income.

         k. Net Loss Per Share

     We follow the provisions of Statement of Financial Accounting Standards diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended March 31, 1999 and 1998 because the effect would have reduced our net loss per share.

2. Acquisition of Develcon Electronics, Ltd.

     On February 12, 1999 the Company entered into an Arrangement Agreement (the "Arrangement") to acquire all the outstanding shares of Develcon. The Arrangement has received the approval of the Supreme Court of British Columbia, the Securityholders and Debentureholders of Develcon.

     The  following   information  is  summarized  from   Develcon's   financial
statements as of and for the years ended August 31, 1998 and 1997:

                                                               1997
                         (thousands of Canadian Dollars)

     Total Assets                                              $13,147               $15,545
     Total Liabilities                                          13,348                11,055
     Working Capital (Deficiency)                               (4,349)                5,042
     Shareholders' Equity (Deficiency)                            (201)                4,490
     Sales                                                      19,158                18,907
     Net Loss                                                   (4,773)              (12,460)


     The Arrangement provides for Develcon shareholders to receive one share of common stock of the Company for every 30.75 shares of Develcon. The Arrangement also provides that the Develcon convertible notes payable will be converted into
5.9963 Develcon shares for each $1.00 principal amount of notes payable and that interest which has been accrued on the convertible notes payable but not paid shall be forgiven. These shares will also convert into Vianet shares in the ratio of one share of the Company for every 30.75 shares of Develcon.
Additionally, effective upon closing, certain other creditors of Develcon have agreed to either accept common stock of Vianet as payment for amounts or portions of amounts owed to them and have restructured the repayment schedule. In exchange for restructuring the repayment schedule of its debt, if such debt has not been repaid by June 30, 1999, a lender of Develcon has been granted warrants to purchase 150,000 shares of Vianet stock at the greater of $6.00 per share or 90% of the price per share of an offering of no less than $2.5 million completed between May 15, 1999 and June 30, 1999. The warrants become exercisable over an approximate 24-month period and expire on June 30, 2002. Upon completion of the Arrangement, defaults under long-term debt agreements are expected to be cured.

     On May 11, 1999, Develcon held its Annual and Special Meeting of Shareholders, at which time the Securityholders and Debentureholders approved the Arrangement. The Arrangement is expected to become effective on May 18, 1999.

     As a result of the closing of the Arrangement, the former shareholders and creditors of Develcon, excluding the Company, hold approximately 2.3 million shares of the approximate 8.4 shares of common stock the Company has outstanding.

3. Loans to Develcon

Loans to Develcon (the "Loans") at March 31, 1999 are comprised of:

Convertible notes payable, due on demand,
with interest at Royal Bank of Canada
prime rate plus 2%                                                                                        $     530,000
Notes payable, due on February 2004,
with interest at Royal Bank of Canada
prime rate plus 2%                                                                                              990,718
Convertible notes payable of C$3,000,000,
Originally due on April 30, 1999, with interest at
10% per annum                                                                                                   990,717
                                                                                                             ----------
                                                                                                           $  2,511,435
                                                                                                              ---------

     The loans were converted into common shares of Develcon contemporaneously with Develcon becoming a wholly owned subsidiary of the Company. For the period from December 31, 1998 to March 31, 1999 the Company recorded accrued interest income of $31,125 in relation to these loans. The accrued interest was forgiven and, together with the outstanding loan balances constitute a portion of the purchase price of Develcon.

     The acquisition will be accounted for as a purchase. The purchase price of Develcon will be determined by the number of shares issued by the Company to effect the acquisition and the amount of loans provided to Develcon.


4. SPS Technology License

     The Company purchased a license for the SPS technology from NewCom Technologies, Inc. (the "Licensor") for $450,000. The license entitles the Company to use certain intellectual property rights. This "right to use" includes any patents associated with the SPS technology along with the current preferred embodiment of the patent. Royalty payments of 2.5% of Net Cash Received, as defined in the license agreement, on products manufactured and sold, licensed or services rendered by Vianet during the term of the license are due to the licensor. The Company may, at its option, pay a one-time royalty fee of $2.1 million at any time during the term. If such one time payment is made, the license shall become perpetual and no further royalties will be due under the license.

     The license provides the Company with all the source code and documentation required to allow the Company to integrate the technology into its products. The license provides for quarterly updates from NewCom of the hardware/firmware for the initial five year term of the agreement.


5. Related Party Transactions

Fees and Expenses

     The Company accrued consulting fees aggregating approximately $11,000 to a company owned by two shareholders who are also officers of the Company for engineering and other services.

Convertible Demand Notes Payable

     At December 31, 1998, the Company had convertible demand notes payable of $2,909,272 to entities controlled by two officers and directors of the Company. These borrowings were interest free. The convertible demand notes were convertible into shares of common stock at a ratio of one share for every $1 of principle amount. Of these notes $669,268 were contributed in exchange for marketable securities and $1,355,000 was contributed in the form of loans receivable from Develcon. In the period ended March 31, 1998, $200,000 was repaid to one of the lenders and additional convertible demand notes of $30,000 were issued to two of the lenders.

     On March 23, 1999, the notes payable were converted into common stock of the Merged Company. Based upon the original exchange ratio of one common share of Company common stock for every $1 of principal amount.

Other

     During the period ended March 31, 1999 the Company borrowed $110,000 from a company controlled by two officers of the Company. The loan is unsecured, bears interest at 8% and is repayable on demand.

6.   Series A Convertible Preferred Stock

     The authorized Series A convertible preferred stock of the Company consists of 1,000,000 shares, of which 250,000 shares were issued and outstanding at December 31, 1998. The Series A preferred stock was convertible into common stock at a rate of four for one. Such shares were issued at $4.00 per share. Of the issued and outstanding shares, 2,500 were fully paid at December 31, 1998. The remaining subscription receivable outstanding, $990,000 was paid subsequent to December 31, 1998.

     On March 23, 1999 the Series A preferred stock was converted into common stock. As a result, the Series A preferred shareholders received 1,000,000 shares of common stock of the merged company.

7.   Merger with Vianet Technologies, Inc.

     On March 16, 1999 the Company entered into a Merger Agreement with Vianet Technologies, Inc.("Old Vianet"), a Delaware corporation, under the terms of which the Company and Old Vianet merged through an exchange of shares (the "Merger"). Subject to the terms and conditions of this Merger Agreement, on March 23, 1999, the Company issued to the shareholders of Old Vianet, four shares of fully paid and nonassessable shares of the Company's common stock, $.001 par value ("Common Stock") per share in exchange for each share of Old Vianet's outstanding common stock. The existing common shareholders of Old Vianet received 1,400,000 shares of common stock of the Merged Company in exchange for the 350,000 shares then outstanding. All shares of Old Vianet's Series A Convertible Preferred Stock issued and outstanding immediately prior to the Merger were deemed to have been converted into an aggregate of 250,000 shares of Old Vianet's common stock and the Series A Convertible Preferred shareholders received 1 million shares of Common Stock of the Company. Further, Old Vianet convertible demand notes payable holders received 2,709,272 shares of Common Stock.For accounting purposes, Old Vianet was considered to be the acquiror in a reverse acquisition accounted for as a purchase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999

     This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are statements about future performance or results, and include any statements using the words
"believe", "expect", "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which we are constantly reviewing. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, relations with ILECs and their ability to provide delivery of services including interoffice trunking, implementation of back office service delivery systems, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. We have no obligation to update or revise forward-looking statements.

     The following information has not been audited. You should read this information in conjunction with the condensed financial statements and related notes to financial statements included in this report. In addition, please see our Management Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998. Vianet Technologies, Inc. is referred to as "we", "us" or "our" in this report.


Results of Operations

     The Company is transitioning through a period of completing transactions. The costs and other effects of these programs and activities are adversely impacting current results for intended benefits of improving revenues, operating performance and financial results in future reporting periods.No comparison for the period for the three months ended March 31, 1998 is made since the Company had not commenced operations at that time.

Net sales and other revenues

     The Company had no net sales for the three months ended March 31, 1999. Other revenues consisted of interest on cash deposits ($3,785)and $31,105 of accrued interest on the Company's loans to Develcon Electronics Ltd.

Gross profit

     The Companys' cost of sales was nil since there were no sales.

General and administrative

     General and administrative expenses amounted to $229,750 comprised primarly of legal and professional fees ($146,763) relating to the acquisition of Develcon and investor relations expenses ($31,720). These expenses are expected to reduce significantly in the second quarter after the Develcon acquisition is completed.


Amortization

     Amortization amounted to $22,500 and represents the amortization of the Company's SPS Technology License ($450,000) over five years.

Significant Transactions

Merger with Vianet Technologies, Inc.

     On March 16, 1999 the Company entered into a Merger Agreement with Vianet Technologies, Inc.("Old Vianet"), a Delaware corporation, under the terms of which the Company and Old Vianet merged through an exchange of shares (the "Merger"). Subject to the terms and conditions of this Merger Agreement, on March 23, 1999, the Company issued to the shareholders of Old Vianet, four shares of fully paid and nonassessable shares of the Company's common stock, $.001 par value ("Common Stock") per share in exchange for each share of Old Vianet's outstanding common stock. The existing common shareholders of Old Vianet received 1,400,000 shares of common stock of the Merged Company in exchange for the 350,000 shares then outstanding. All shares of Old Vianet's Series A Convertible Preferred Stock issued and outstanding immediately prior to the Merger were deemed to have been converted into an aggregate of 250,000 shares of Old Vianet's common stock and the Series A Convertible Preferred shareholders received 1 million shares of Common Stock of the Company. Further, Old Vianet convertible demand notes payable holders received 2,709,272 shares of Common Stock.For accounting purposes, Old Vianet was considered to be the acquiror in a reverse acquisition accounted for as a purchase.

Acquisition of Develcon Electronics, Ltd.

     On May 11, 1999 the shareholders and convertible debenture ballots approved the Plan of Arrangement under which Develcon was acquired by the Company. The acquisition will be accomplished through a merger of Develcon with a wholly owned subsidiary of Vianet, with a planned closing of the transaction on May 18, 1999 (the "Closing"). The Company intends to file a Form 8 - K relating to the acquisition of Develcon within fifteen days of the Closing.

Year 2000

     The Year 2000 (Y2K) issue is the result computer programs, microprocessors and date reliant systems that may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption in business operations.

     In an effort to assess our Y2K state of readiness we performed a complete inventory assessment and test of all of our internal systems and external interfaces. All of our financial, message processing and office support systems are currently Year 2000 compliant. The Company has communicated with all of its major customers and suppliers to determine the extent to which the Company's interface systems are vulnerable to any failure by third parties to upgrade their own software. The Company believes that its customers and suppliers are addressing the issues and will timely adjust their systems. If such modifications are not made by customers or suppliers, or are not completed in a timely manner, the Company's operations will not be affected.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is considering several financing alternatives to fund its medium and longer-term financing requirements, including anticipated accounts receivable and inventory requirements and future R&D needs. While the Company has, in the past, been able to maintain access to adequate external financing sources on acceptable terms, no assurances can be given that such access will continue. If the Company is unable to obtain short-term and long-term funding on acceptable terms from existing financing sources or through secure new sources, the Company's ongoing operations could be adversely impacted.


ADDITIONAL FACTORS THAT MAY EFFECT RESULTS

     Future operating results may be impacted by a number of factors, including worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components, the Company's ability to manage expense levels, the continued financial strength of the Company's dealers and distributors, and the Company's ability to accurately anticipate customer demand.

     The Company's future success is highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be commercially successful or technically advanced due to the rapid improvements in information technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company competes with established equipment manufacturers with greater financial resources and more developed channels of distribution. No assurances can be given that the Company will be successful in competing in this environment.

Item 3. Quantative and Qualitative Disclosures About Market Risk

     We are subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers. We do not consider the market risk exposure relating to foreign exchange to be material.

     We do not have financial instruments which are subject to interest rate risk and accordingly our exposure to interest rate risk is not material


Item 6.           Exhibits and Reports

         (a)      Exhibits.

                 11 - Calculation of Earnings Per Share

                 27 - Financial Data Schedule

         (b)      Reports on Form 8-K:

              On March 23, 1999, the Company filed a report on Form 8-K reporting the merger with Vianet Technologies, Inc.

Part 2.   Legal and Capital Transactions.

     The Company is not party to any legal proceedings or changes in capital structure.

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            VIANET TECHNOLOGIES, INC.
                                  (Registrant)


Date: May 14, 1999                         /s/ PETER G. LEIGHTON
                                           Peter G. Leighton
                                           President and Chief Executive Officer