Form 10QSB
period 1999-06-30
VIANET TECHNOLOGIES INC
filed 1999-08-20
CIK 894502

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE  ACT OF 1934

      For the quarterly period ended June 30, 1999

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

________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No  __

There were 8,801,386 shares of the registrant's
Common Stock, par value $.001 per share, outstanding on August 19, 1999.

       VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                           INDEX

                                                       Page


          Consolidated Balance Sheets (unaudited)
           at June 30, 1999 and December 31, 1998       3

          Consolidated Statements of Operations
           (unaudited) for the three months
           ended June 30, 1999 and 1998                 4

          Consolidated Statements of Operations
           (unaudited)for the six months ended
           June 30, 1999 and 1998                       5

          Consolidated Statements of Cash Flows
           (unaudited) for the six months ended
           June 30, 1999 and 1998                       6

          Consolidated Statement of Cash Flows
           (unaudited) for the three months ended
           June 30, 1999 and 1998                       7

          Consolidated Statement of Stockholders'
            Equity (unaudited)for the six months
            ended  June 30, 1999                        8

         Notes to Consolidated Financial Statements
           (unaudited)                                  9

Item 2   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                    11

Item 3   Quantitative and Qualitative Disclosures
          About Market Risk                             13

Item 6   Exhibits and Reports

         Exhibit 1 - Calculation of Loss per Share      15
         Exhibit 2 - Financial Data Schedule            16

Part 2   Legal and Capital Transactions

         Signatures                                     14

     VIANET TECHNOLOGIES, INC. and SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS

                                        (U.S. Dollars, except
                                              share data)
                                              (Unaudited)
                                         June 30     December 31
                                           1999         1998

ASSETS
Current Assets:
     Cash and cash equivalents           $  134,694    $  13,856
     Marketable securities                       -       669,268
     Accounts receivable                  1,496,329           -
     Inventory                            2,631,890           -
     Prepaids                               244,953           -
                                         ----------    ---------
                                          4,507,866      683,124

Loans due from Develcon Electronics Ltd          -     1,506,800
Loans due from Infinop Holdings, Inc.       470,000           -
Property and equitpment, net              2,171,277           -
Intangibles arising from acquistion of
 business, net                            5,090,623           -
Interest receivable and other assets          6,500       65,375
Technology license, at cost less
 accumulated amortization of $112,500       382,500      427,500
                                          ----------   ---------
                                        $12,628,766   $2,682,799

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accruals       $2,829,568   $  251,384
     Convertible demand notes and
      loans payable                        2,375,067   2,909,272
     Current portion of long term debt       690,208          -
     Payable to director of the Company        1,000       1,000
                                          ----------  ----------
                                           5,895,843   3,161,656
Long term debt                             1,262,302          -
                                          ----------  ----------
                                           7,158,145   3,161,656

Shareholders' Equity:
Series A convertible preferred shares
(1998: authorized and issued -
 250,000)                                       -      1,000,000

Common shares, $0.01 par value,
100,000,000 shares authorized.
   8,490,335 issued and outstanding at
   June 30,1999(1998 - 350,000)              8,801          3,500
Additional paid in capital               6,930,918             -
Comprehensive income                        22,704             -
Accumulated deficit                     (1,491,302)     ( 491,857)
                                        -----------     ---------
                                         5,470,621      ( 478,857)

                                        $12,628,766     $2,682,799
                                        -----------     ---------

(The accompanying notes are an integral part of these financial statements)

           VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (U.S. Dollars,
                                         except share data)
                                               (Unaudited)

                                     Three Months Ended June 30
                                        1999           1998
STATEMENT OF OPERATIONS

Sales and other revenues:
     Net sales                          $ 892,477    $  -
     Interest and other income             35,787       -
                                     ------------  -----------
                                          928,264       -
Costs and expenses:
     Cost of goods sold                   460,720       -
     General and administrative           481,942      38,989
     Selling and marketing                249,569       -
     Research and Development             270,490       -
     Depreciation and amortization        103,211       -
     Interest                             143,427       -
                                     ------------  -----------
Net loss from operations for period   $  (751,095)  $ (38,989)

LOSS PER SHARE                           $ (.010)    $ (0.11)
                                     ------------  -----------


Weighted average number of shares and
common stock equivalents outstanding  7,264,952       350,000
                                     ------------  -----------

(The accompanying notes are an integral part of these financial statements)

              VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS

                                           (U.S. Dollars,
                                         except share data)
                                               (Unaudited)

                                      Six Months Ended June 30
                                        1999           1998

Sales and other revenues:
     Net sales                          $892,477       $   -
     Interest and other income            70,687           -
                                      ------------  -----------
                                         963,164           -

Costs and expenses:
     Cost of goods sold                  460,720           -
     General and administrative          711,692          65,366
     Selling and marketing               249,569           -
     Research and development            270,490           -
     Depreciation and amortization       125,711           -
     Interest                            143,427           -
                                         ------------  -----------
Net loss from operations for period   $ (998,445)       $(65,366)
                                         ------------  -----------

LOSS PER SHARE - Basic and diluted    $   (0.24)        $ (0.19)
                                         ------------  -----------

Weighted average number of shares and
common stock equivalents outstanding    4,153,290        350,000
                                         ------------  -----------

(The accompanying notes are an integral part of these financial statements)





VIANET TECHNOLOGIES,INC.
INTERIM STATEMENT OF CASH FLOWS

                                            (Thousands of U.S.
                                                Dollars)
                                                  (Unaudited)

                                       Six Months Ended   Six Months Ended
                                       June 30,            June 30,
                                           1999              1998
Cash Flows From Operating Activities:
Net loss for period                      $(975,742)
Adjustments to reconcile net loss to
net cash provided by operating
 activities:
     Amortization of technology license     45,000
     Depreciation of fixed assets           43,511
     Amortization of Goodwill               37,200
     Realized gain on sale of
      Marketable Securities                (70,867)
     Unrealized gain on foreign
      currency translations                (22,704)
     Foregiveness of interest receivable    96,490
     Non-cash expenses

Changes in operating assets and
 liabilities:
     Interest in prepaids and
       other receivables                    78,874              -
     Increase in a/r                      (353,204)
     Accounts payable and accrued
       liabilities                       1,153,921
     Increase in inventory                 138,708
     Increase in acquisition costs              0


                                         ----------          ----------
Net cash (used in) operating activities    531,367               -
                                         -----------         ----------
Cash Flows From Investing Activities:
     Loans to Develcon Electronics
       Limited                           1,506,800
     Security Deposits                      (6,500)
     Loans to Infinop                     (470,000)
     Proceeds from sale of marketable
      securities                           739,955
     Purchase of Develcon net of
      cash required                     (4,484,910)
     Deferred acquisition costs           (291,870)
                                        ----------           ----------
Net cash used in investing activities   (3,006,525)              -
                                         -----------          ---------
Cash Flows From Financing Activities:
     Repayment of convertible notes
       payable                            (200,000)
     Borrowingss notes loans payable     1,377,213
     Long term debt                        565,559
     Proceeds from convertible notes
      payable                               30,000
     Proceeds from issuance of common
      stock                              2,742,496
     Conversion of notes payable to
      stock                             (2,909,272)
     Proceeds from subscription
       receivable                          990,000
                                        -----------           ---------
Net cash used in financing
 activities                              2,595,996                 -
                                        -----------           ---------
Net decrease in cash and cash
 equivalents                               120,838

Cash and cash equivalents, beginning
 of period                                  13,856

                                         -----------          ---------
Cash and cash equivalents, end of period  $134,694                 -
                                         -----------          ---------

Supplemental cash flow information:
   Cash paid for taxes                    $    -        $     -
   Cash paid for interest                 $    -        $     -

(The accompanying notes are integral part of these financial statements)


VIANET TECHNOLOGIES,INC.
INTERIM STATEMENT OF CASH FLOWS

                                            (Thousands of U.S.
                                                Dollars)
                                                  (Unaudited)

                                       Three Months Ended   Three Months Ended
                                       June 30,             June 30,
                                           1999              1998
Cash Flows From Operating Activities:
Net loss for period                      $(217,350)
Adjustments to reconcile net loss to
net cash provided by operating
 activities:
     Amortization of technology license     22,500
     Depreciation of fixed assets              -
     Amortization of Goodwill
     Realized gain on sale of
      Marketable Securities                    -
     Unrealized gain on foreign
      currency translations                    -
     Foregiveness of interest receivable       -
     Non-cash expenses

Changes in operating assets and
 liabilities:
     Interest in prepaids and
       other receivables                        -
     Increase in a/r                      (31,115)
     Accounts payable and accrued
       liabilities                        102,469
                                         ----------          ----------
Net cash (used in) operating activities  (123,496)               --
                                         -----------         ----------
Cash Flows From Investing Activities:
     Loans to Develcon Electronics
       Limited                           (1,004,635)
     Security Deposits
     Loans to Infinop
     Proceeds from sale of marketable
      securities
     Purchase of Develcon net of
      cash required
     Deferred acquisition costs
                                        ----------           ----------
Net cash used in investing activities   (1,004,635)               -
                                         -----------          ---------
Cash Flows From Financing Activities:
     Repayment of convertible notes
       payable                            (200,000)
     Borrowingss notes loans payable       410,000
     Long term debt
     Proceeds from convertible notes
      payable                               30,000
     Proceeds from issuance of common
      stock
     Conversion of notes payable to
      stock
     Proceeds from subscription
       receivable                          990,000
                                        -----------           ---------
Net cash used in financing
 activities                              1,230,000                -
                                        -----------           ---------
Net decrease in cash and cash
 equivalents                               101,869

Cash and cash equivalents, beginning
 of period                                  13,856

                                         -----------          ---------
Cash and cash equivalents, end of period  $115,725                 -
                                         -----------          ---------



VIANET TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


          Convertible               Common                          Shareholder
Compre-
          Preferred                 Stock                Paid In    Subscription
Accumulated hensive
          Shares        Value       Shares      Par      Capital    Receivable
Deficit     Income    Equity
Balances-
December
31, 1998     250,000    $1,000,000   350,000     $3,500   $ -        $(990,500)
$(491,857)  $-        $(478,857)

Issuance
of common
stock        -              -       8,201,386     4,301    5,931,918   990,000
(1,000)    -        6,925,219

Conversion  (250,000)   (1,000,000)   250,000     1,000      999,000      -
-       -             -
of
preferred
shares
into
common
stock

Compre-
hensive
Income
22,704    22,704

Net loss         -              -         -           -          -          -
(984,446)            (998,446)

Balances-
June 30,
1999            -               -     8,801,386    8,801   6,931,918     (500)
(1,491,303)    22,704   5,470,621
               --------     --------    ---------    -----   --------     -----    ----
-----     ------   ---------

(The accompanying notes are an integral part of these financial statements)

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

C.  Fair Value of Financial Instruments

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

d.  Income Taxes

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

e.  Cash and Cash Equivalents

 Cash and cash equivalents include cash held in banks and time deposits having original maturities of three months or less.

f.  Technology License

 The technology license consists of purchased technology, amortized by the straight-line method over a period of five years, the initial term of the license agreement.

g.  Investment in Marketable Equity Securities

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

h.  Use of Estimates

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

i.  Stock Option Plan

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

j.  Comprehensive Income

  The Company reports and presents comprehensive income and its components in accordance with SFAS No. 130, Reporting
Comprehensive Income. SFAS No. 130. requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

k. Net Loss Per Share


 We follow the provisions of Statement of Financial Accounting Standards diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended June 30, 1999 and 1998 because the effect would have reduced our net loss per share.

2.  Basis of Consolidation

   The consolidated financial statements include the accounts of Vianet Technologies, Inc. and its wholly owned subsidiary, Develcon Electronics Ltd. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

3. Acquisition of Develcon Electronics, Ltd.

  On February 12, 1999 the Company entered into an Arrangement
Agreement (the "Arrangement") to acquire all the outstanding shares of Develcon. The Arrangement was approved by the Supreme
Court of British Columbia, the Securityholders and
Debentureholders of Develcon.

 The Arrangement provided for Develcon shareholders to receive one share of common stock of the Company for every 30.75 shares of Develcon. The Arrangement also provided that the Develcon convertible notes payable will be converted into 5.9963 Develcon shares for each $1.00 principal amount of notes payable and that interest accrued on the convertible notes payable but not paid shall be forgiven. These shares were converted into Vianet shares in the ratio of one share of the Company for every 30.75 shares of Develcon. Additionally, certain other creditors of Develcon agreed to either accept common stock of Vianet as payment for amounts or portions of amounts owed to them and have restructured the repayment schedule. In exchange for restructuring the repayment schedule of its debt, if such debt has not been repaid by June 30, 1999, a lender of Develcon has been granted warrants to purchase 150,000 shares of Vianet stock at the greater of $6.00 per share or 90% of the price per share of an offering of no less than $2.5 million completed between May 15, 1999 and June 30, 1999. The warrants become exercisable over an approximate 24-month period and expire on June 30, 2002.

 On May 11, 1999, Develcon held its Annual and Special Meeting of
Shareholders, at which time the Securityholders and Debentureholders approved the Arrangement. The Arrangement became effective on May 17, 1999. Accordingly, the assets and liabilities have been consolidated as of the date of acquisition and the results of operations have been included from May 17, 1999 to June 30, 1999.

 As a result of the closing of the Arrangement, the former shareholders and creditors of Develcon hold 2,587,114 shares of the 8,801,386 shares of common stock the Company has outstanding.

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

Convertible Demand Notes Payable

 At December 31, 1998, the Company had convertible demand notes payable of $2,909,272 to entities controlled by two officers and directors of the Company. These borrowings were interest free.
The convertible demand notes were convertible into shares of common stock at a ratio of one share for every $1 of principle amount. Of these notes $669,268 were contributed in exchange for marketable securities and $1,355,000 was contributed in the form of loans receivable from Develcon. In the six months period ended June 30, 1999, $200,000 was repaid to one of the lenders and additional convertible demand notes of $30,000 were issued to two of the lenders.

 On March 23, 1999, the notes payable were converted into common stock of the Merged Company. Based upon the original exchange ratio of one common share of Company common stock for every $1 of principal amount.

Other

 During the period ended June 30, 1999 the Company borrowed
$1,065,000 from a company controlled by two officers of the Company. The loan is unsecured, bears interest at 8% and is repayable on demand.


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

 On March 23, 1999 the Series A preferred stock was converted into common stock. As a result, the Series A preferred shareholders received 1,000,000 shares of common stock of the Company.

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

Item 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD
ENDED JUNE 30, 1999

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


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30,1999

  The Company is transitioning through a period of completing transactions. The costs and other effects of these programs and activities are adversely impacting current results for intended benefits of improving revenues, operating performance and financial results in future reporting periods. The Company has completed one acquisition, Develcon, and intends to complete two more before the end of December 1999 as follows:

Develcon Electronics Ltd.

The Develcon Product Portfolio consists of two main platforms, the Athena Enterprise Communications System and the Orbitor family of access routers.

The Athena platform is a powerful enterprise communications system that offers high-speed edge switching for backbone networks and large-scale aggregation for Central Site locations. A flexible, scaleble platform, Athena seamlessly integrates switching, routing and network access services. By combining switching and routing in the same platform and adding advanced traffic management capabilities such as prioritization, alternate routing and bandwidth on demand, Athena delivers superior networking functionality.

Athena Access, a new flexible voice/data solution designed for remote branch offices, incorporates the most innovative voice compression algorithms in the industry to offer top-rated voice quality and optimized bandwidth utilization. Built to satisfy the total communication requirements of today's multi-media branch office environment, Athena Access provides a cost effective alternative to dedicated phone lines.

The Orbitor product family includes a complete line of Ethernet Access routers designed for SOHO (small office, home office), branch office and central site applications. The Orbitor portfolio delivers cost-effective access to a wide variety of network services including leased lines, ISDN, public frame relay networks and the Internet.

The Company believes the new Orbitor 530 Branch Office Router is the only product available in today's market that combines the features and performance of a large branch office router, while still keeping the product small in both size and price. In the Orbotor 530, Develcon has developed a versatile full-featured router that is targeted specifically to the needs of small offices.

With the rapid advancement of the information age and the explosion of business services based on networking technologies, the speed and reliability of data transmission has reached paramount importance. Develcon's new Orbitor 5100 modular access router delivers maximum performance and reliability for branch offices through a rich feature set that offers automatic ISDN backup of main network connections and bandwidth on demand for guaranteed transmission times.

This acquisition was completed on May 18, 1999.


Infinop Holdings, Inc.

Infinop is an industry leader in the development of advanced compression technologies for a wide range of software and hardware applications. Infinop's patented compression technology dramatically improves compression ratios, increases transmission speeds and improves image quality. Infinop offers a unique approach which has the capability to generate an entire spectrum of compression products for every type of data.

The Company expects this acquisition to be completed in August 1999.

PSI Communications, Inc.

PSI is a designer and manufacturer of fiber optic access equipment and specializes in the application of advanced technologies that help Access and Exchange networks operate and interact efficiently and reliably. Serving the emerging commercial multimedia communications markets, PSI focuses on providing equipment to interface for carrier access and enterprise fiber optic networks with their DLC Mux product. PSI has built a product for the weakest chain in the Internet/Intranet link - the last mile, also known as the local loop.

The Company expects this acquisition to be completed in December 1999.

The Company had net sales of $892,477 for the six months ended June 30, 1999. The Company acquired the first of it's target acquisitions on May 18, 1999 and accordingly, the sales recorded are for the six week period to June 30, 1999 only. The Company does not expect a significant increase in sales until the first quarter of 2000. Other revenues consisted of interest on cash deposits and a gain on the sale of marketable securities of $70,687.

Cost of Goods Sold and Gross profit

	The Company's cost of sales was $460,720 representing margins of 48% which is below historical margins for Develcon's products due difficulting in shipping economic quantities of products given limited working capital.The Company expects margins to improve to historic levels of approximately 52% by the end of the fourth quarter based a more a stable financial operating environment, although no assurances can be given that the margin improvement can be achieved.

General and administrative

	General and administrative expenses amounted to $481,720 comprised of legal, professional fees and investor relations expenses ($533,530). These later expenses are expected to reduce significantly in the third quarter after the Infinop acquisition is completed. The Company has capitalized $291,870 of expenses relating to the acquisition of Develcon in the period ended June 30,1999 which inculded in Intangible assets arising from the acquisition of business - on the balance sheet.

Selling and Marketing

	Selling and marketing amounted to $325,797 which includes product support of $76,288. The Company has continued a high level of spending relative to sales during the period of adjustment under new ownership. The Company expects more traditional ratios of sales to expenditures to be achieved by the end of the fiscal year although no assurances can be given that this will be achieved.

Research and Development

Research and development amounted to $270,491 which consists primarily expenditures on Orbitor and Athena Access product lines. The Company expects more traditional ratios of sales to resarch and development expenditures to be achieved by the end of the fiscal year although no assurances can be given that this will be achieved.


Depreciation and Amortization

Depreciation and amortization amounted to $103,211 and represents the amortization of the Company's SPS Technology License ($45,000) over five years, depreciation on Develcon's property and equipment($43,511)and amortization of intangibles on the acquisition of Develcon over periods from five to fifteen years ($37,200).


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

Acquisition of Develcon Electronics, Ltd.

On May 18, 1999 acquired Develcon. The acquisition resulted in the issuance of 2,587,114 shares to various shareholders, debt holders and convertible debt holders of Develcon in the third quarter ended June 30, 1999. The acquisition of Develcon was accounted for as an acquisition and accordingly the assets and liabilities of Develcon are included in the consolidated balance sheet as at june 30, 1999 and the results of operations of Develcon from May 18, 1999 (the date of acquisition) are included in the results of operations and statement of cash flows for the six months ended June 30, 1999.

Acquisition of Infinop Holdings, Inc.

On May 19, 1999 the Company entered into a letter of intent to acquire 100% of Infinop Holdings, Inc. ("Infinop") of Denton, Texas, a privately held corporation, in exchange for common shares of Vianet. As part the agreement the Company agreed to advance Infinop $640,000 ($470,000 was advanced as at June 30,1999: and the balance of $170,000 was advance in July and August)in loans. If completed the Company will issue 2,164,167 common shares to Infinop's shareholders and option holders and the loans will be forgiven.

Infinop is an industry leader in the development of advanced compression technologies for a wide range of software and hardware applications. Infinop's patented compression technology dramatically improves compression ratios, increases transmission speeds and improves image quality. Infinop offers a unique approach which has the capability to generate an entire spectrum of compression products for every type of data.


Acquisition of PSI Communications, Inc.

On July 15, 1999 the Company signed an option agreement to acquire 100% of PSI Communications, Inc.)("PSI"), a privately held Delaware corporation, in exchange for common shares of Vianet. As part the agreement the Company agreed to fund PSI $500,000 in loans. If completed the Company will issue a minimum of 1,200,000 common shares to PSI's shareholders and option holders and the loans will be forgiven. In the event that the Company decides not to exercise its option to acquire PSI, it will be entitled to non-exclusive license for PSI's products. The Company currently intends to exercise its option to acquire PSI.

PSI is a designer and manufacturer of fiber optic access equipment and specializes in the application of advanced technologies that help Access and Exchange networks operate and interact efficiently and reliably. Serving the emerging commercial multimedia communications markets, PSI focuses on providing equipment to interface for carrier access and enterprise fiber optic networks with their DLC Mux product. PSI has built a product for the weakest chain in the Internet/Intranet link - the last mile, also known as the local loop.

The DLC system has the capability to transport Bellcore and ITU-T standard and data interfaces over fiber optic T-1, E-1 and V.35 with plans to add broadband Internet interfaces including ISDN, BRI/PRI, xDSL, IP video and Frame Relay. This combination will result in the first true integrated V5.2 DLC fiber optics multiplexer. This technology solves a long time telco concern: how to reach the consumer market with high bandwidth capabilities, cost effectively voice

The Company believes that the combined product portfolio of PSI, Develcon, and Infinop provides a broad range of solutions aimed at the high growth of domestic network buildout fueled by the e-commerce boom. Vianet is now well positioned to address the Internet Service Provider and CLEC market.

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


LIQUIDITY OUTLOOK -SUBSEQUENT FINANCINGS

  Subsequent to June 30,1999 the Company has completed the following financings:

 On July 17, 1999 the company borrowed $285,000 ($252,000 net of commissions) from certain private investors.

 On July 30, 1999 the Company issued 100,000 common shares to certain non-US investors for cash of $550,000 ($517,000 net of commissions).

 A lender of $1,019,000 has restructured the repayment schedules to commence on December 31, 2000. In exchange for restructuring the repayment of debt the at the greater of $6.00 per share. The warrants become exercisable over an approximate 24-month period and expire on June 30, 2002.

The Company is currently in negotiations with several other potential investors to fund its cash requirements. No assurances can be given that the Company will be successful in completing these financings.


CONCLUSION
The Company has operational, financial and product introduction plans which, if achieved, will result in profitability and cash equilibrium before the end of 1999. Considering the available financial resources, current business prospects, the outlook for cash available from customer collections, the outlook for cash to be used in operations and investing, and actions to control spending, the Company believes it has or can obtain the financial resources to meet its business requirements for the balance of the current year. There can be no assurance, however, that the assumptions and projections underlying or supporting this outlook will be realized. The Company has incurred significant operating losses and negative cash flows from operations in since its inception in March 1998. The cash flows were funded by proceeds from borrowings under credit facilities and by sales common stock. The Company expects operating losses and negative operating cash flow to continue at least through the end of 1999. It is uncertain when, if ever, the Company will report operating income or positive cash flow from operations. If cash needs exceed available resources, there also can be no assurance that additional capital will be available through public or private equity or debt financings. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the unfavorable outcome of such an uncertainty.

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

We do not have financial instruments which are subject to interest rate risk and accordingly our exposure to interest rate risk is not material.



                               PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              I  - Calculation of Earnings Per Share

              II - Financial Data Schedule

         (b)  Reports on Form 8-K

   On March 23, 1999, the Company filed a report on Form 8-K reporting the merger with Vianet Technologies, Inc.

   On August 18,1999 the Company filed a report on From 8-K/A reflecting the audited financial statements as at December 31, 1998.

Legal and Capital Transactions
------------------------------

  The Company is not party to any legal proceedings or changes in capital structure.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         VIANET TECHNOLOGIES, INC
                         (Registrant)




Date: August 20, 1999    /s/ PETER G. LEIGHTON
                         --------------------------
                         Peter G. Leighton
                         President and Chief Executive
                          Officer

EXHIBIT I

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY

                    CALCULATION OF CONSOLIDATED LOSS PER SHARE


                                            Six Months     Six Months
                                              ended         ended
                                            June 30,      June 30,
                                             1999            1998
Basic and Diluted Loss Per Share

Shares in issue beginning of period           350,000
Shares issued (weighted average)            3,803,290         -
      Weighted average shares in issue end
           of period                        4,153,290

     Dilutive Common Stock Equivalents
       (weighted average)(1)                       -           -
     Other stock options
      using treasury stock method (1)              -           -

     Total weighted average common shares
      and common stock equivalents(1)       4,153,290

     Loss for period (U.S. Dollars)         $(975,742)

     Loss per share - basic and
       diluted (1)                            $(0.23)

(1) Note: Potentially dilutive common stock equivalents and other options totalling 2,481,910 at June 30, 1999 have been excluded from the computation of diluted net loss per common share because they are anti diutive for the period presented

EXHIBIT I (Continued)

                                         Three Months     Three Months
                                              ended         ended
                                            June 30,      June 30,
                                             1999            1998

Basic and Diluted Loss Per Share

Shares in issue beginning of period       6,214,272         350,000
Shares issued (weighted average)          1,050,680            -
      Weighted average shares in issue
      end of period                       7,264,952         350,000

     Dilutive Common Stock Equivalents
     weighted average)(1)                        -             -
     Other stock options using treasury
      stock method (1)                           -             -


     Total weighted average common
       shares and common stock
       equivalents(1)                     7,264,952         350,000

     Loss for period (U.S. Dollars)     $  (781,095)       $(38,989)

     Loss per  share -  basic and
      diluted (1)                          $(0.11)          $(0.11)

(1) Note: Potentially dilutive common stock equivalents and other options totalling 2,481,910 at June 30, 1999 have been excluded from the computation of diluted net loss per common share because they are anti-diutive for the period presented.