Form 10QSB/A
period 1999-06-30
VIANET TECHNOLOGIES INC
filed 1999-08-27
CIK 894502

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB/A


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

There were 8,801,386 shares of the registrant's
Common Stock, par value $.001 per share, outstanding on August 20, 1999.

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

     VIANET TECHNOLOGIES, INC. and SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS

                                        (U.S. Dollars, except
                                              share data)
                                              (Unaudited)
                                         June 30     December 31
                                           1999         1998

ASSETS
Current Assets:
     Cash and cash equivalents           $  134,694    $  13,856
     Marketable securities                       -       669,268
     Accounts receivable                  1,496,329           -
     Inventory                            2,631,890           -
     Prepaids                               244,953           -
                                         ----------    ---------
                                          4,507,866      683,124

Loans due from Develcon Electronics Ltd          -     1,506,800
Loans due from Infinop Holdings, Inc.       470,000           -
Property and equipment, net               2,171,277           -
Intangibles arising from acquisition of
 business, net                            5,090,623           -
Interest receivable and other assets          6,500       65,375
Technology license, at cost less
 accumulated amortization of $112,500       382,500      427,500
                                          ----------   ---------
                                        $12,628,766   $2,682,799

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accruals        $2,829,568  $  251,384
     Convertible demand notes and
      loans payable                        2,375,067   2,909,272
     Current portion of long term debt       690,208          -
     Payable to director of the Company        1,000       1,000
                                          ----------  ----------
                                           5,895,843   3,161,656
Long term debt                             1,262,302          -
                                          ----------  ----------
                                           7,158,145   3,161,656

Shareholders' Equity:
Series A convertible preferred shares
(1998: authorized and issued -
 250,000)                                       -      1,000,000
Subscription Receivable                         (500)   (990,500)
Common shares, $0.01 par value,
100,000,000 shares authorized.
   8,801,386 issued and outstanding at
   June 30,1999(1998 - 350,000)              8,801          3,500
Additional paid in capital               6,930,918             -
Comprehensive income                        22,704             -
Accumulated deficit                     (1,491,302)     ( 491,857)
                                        -----------     ---------
                                         5,470,621      ( 478,857)

                                       $12,628,766     $2,682,799
                                        -----------     ---------

(The accompanying notes are an integral part of these financial statements)

           VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (U.S. Dollars,
                                         except share data)
                                               (Unaudited)

                                     Three Months Ended June 30
                                        1999           1998
STATEMENT OF OPERATIONS

Sales and other revenues:
     Net sales                          $ 892,477    $  -
     Interest and other income             35,787       -
                                     ------------  -----------
                                          928,264       -
Costs and expenses:
     Cost of goods sold                   460,720       -
     General and administrative           481,942      38,989
     Selling and marketing                249,569       -
     Research and Development             270,490       -
     Depreciation and amortization        103,211       -
     Interest                             143,427       -
                                     ------------  -----------
Net loss from operations for period   $  (781,095)  $ (38,989)

LOSS PER SHARE                           $ (.010)    $ (0.11)
                                     ------------  -----------


Weighted average number of shares and
common stock equivalents outstanding  7,264,952       350,000
                                     ------------  -----------

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

(The accompanying notes are an integral part of these financial statements)





VIANET TECHNOLOGIES,INC.
INTERIM STATEMENT OF CASH FLOWS

                                            (Thousands of U.S.
                                                Dollars)
                                                  (Unaudited)

                                       Six Months Ended   Six Months Ended
                                       June 30,            June 30,
                                           1999              1998
Cash Flows From Operating Activities:
Net loss for period                      $(975,742)
Adjustments to reconcile net loss to
net cash provided by operating
 activities:
     Amortization of technology license     45,000
     Depreciation of fixed assets           43,511
     Amortization of Goodwill               37,200
     Realized gain on sale of
      Marketable Securities                (70,687)
     Unrealized gain on foreign
      currency translations                (22,704)
     Foregiveness of interest receivable    96,490
     Non-cash expenses

Changes in operating assets and
 liabilities:
     Interest in prepaids and
       other receivables                    78,874              -
     Increase in a/r                      (353,204)
     Accounts payable and accrued
       liabilities                       1,513,921
     Increase in inventory                 138,708
     Increase in acquisition costs              -


                                         ----------          ----------
Net cash provided by operating activities  531,367               -
                                         -----------         ----------
Cash Flows From Investing Activities:
     Loans to Develcon Electronics
       Limited                           1,506,800
     Security Deposits                      (6,500)
     Loans to Infinop                     (470,000)
     Proceeds from sale of marketable
      securities                           739,955
     Purchase of Develcon net of
      cash required                     (4,484,910)
     Deferred acquisition costs           (291,870)
                                        ----------           ----------
Net cash used in investing activities    (3,006,525)              -
                                        -----------          ----------
Cash Flows From Financing Activities:
     Repayment of convertible notes
       payable                            (200,000)
     wings notes loans payable           1,377,213
     Long term debt                        565,559
     Proceeds from convertible notes
      payable                               30,000
     Proceeds from issuance of common
      stock                              2,742,496
     Conversion of notes payable to
      stock                             (2,909,272)
     Proceeds from subscription
       receivable                          990,000
                                        -----------           ---------
Net cash provided by financing
 activities                              2,595,996                 -
                                        -----------           ---------
Net increase in cash and cash
 equivalents                               120,838

Cash and cash equivalents, beginning
 of period                                  13,856

                                         -----------          ---------
Cash and cash equivalents, end of period  $134,694                 -
                                         -----------          ---------

Supplemental cash flow information:
   Cash paid for taxes                    $    -        $     -
   Cash paid for interest                 $    -        $     -

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
     Non-cash expenses

Changes in operating assets and
 liabilities:
     Interest in prepaids and
       other receivables                        -
     Increase in a/r                      (31,115)
     Accounts payable and accrued
       liabilities                        102,469
                                         ----------          ----------
Net cash (used in) operating activities  (123,496)               --
                                         -----------         ----------
Cash Flows From Investing Activities:
     Loans to Develcon Electronics
       Limited                           (1,004,635)
     Security Deposits
     Loans to Infinop
     Proceeds from sale of marketable
      securities
     Purchase of Develcon net of
      cash required
     Deferred acquisition costs
                                        ----------           ----------
Net cash used in investing activities   (1,004,635)               -
                                         -----------          ---------
Cash Flows From Financing Activities:
     Repayment of convertible notes
       payable                            (200,000)
     wings notes loans payable             410,000
     Long term debt
     Proceeds from convertible notes
      payable                               30,000
     Proceeds from issuance of common
      stock
     Conversion of notes payable to
      stock
     Proceeds from subscription
       receivable                          990,000
                                        -----------           ---------
Net cash provided by financing
 activities                              1,230,000                -
                                        -----------           ---------
Net increase in cash and cash
 equivalents                               101,869

Cash and cash equivalents, beginning
 of period                                  13,856

                                         -----------          ---------
Cash and cash equivalents, end of period  $115,725                 -
                                         -----------          ---------





VIANET TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


          Convertible               Common                          Shareholder              Compre-
          Preferred                 Stock                Paid In    Subscription Accumulated hensive
          Shares        Value       Shares      Par      Capital    Receivable   Deficit     Income  Equity
Balances-
December
31, 1998     250,000    $1,000,000   350,000     $3,500   $ -        $(990,500)   $(491,857)  $-    (478,857)

Issuance
of common
stock        -              -       8,201,386     4,301    5,931,918   990,000       (1,000)    -   6,925,219

Conversion  (250,000)   (1,000,000)   250,000     1,000      999,000      -             -       -             -
of
preferred
shares
into
common
stock

Compre-
hensive
Income                                                                                           22,704    22,704

Net loss         -              -         -           -          -          -       (988,446)            (998,446)

Balances-
June 30,
1999            -               -       8,801,386    8,801   6,930,918    (500)   (1,491,303)    22,704   5,470,621
               --------     --------    ---------    -----   --------     -----    ---------     ------   ---------

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

7. Merger with Vianet Technologies, Inc.

 On March 16, 1999 the Company entered into a Merger Agreement with Vianet Technologies, Inc.("Old Vianet"), a Delaware corporation, under the terms of which the Company and Old Vianet merged through an exchange of shares (the "Merger"). Subject to the terms and conditions of this Merger Agreement, on March 23, 1999, the Company issued to the shareholders of Old Vianet, four shares of fully paid and nonassessable shares of the Company's common stock, $.001 par value ("Common Stock") per share in exchange for each share of Old Vianet's outstanding common stock. The existing common shareholders of Old Vianet received 1,400,000 shares of common stock of the Merged Company in exchange for the 350,000 shares then outstanding. All shares of Old Vianet's Series A Convertible Preferred Stock issued and outstanding immediately prior to the Merger were deemed to have been converted into an aggregate of 250,000 shares of Old Vianet's common stock and the Series A Convertible Preferred shareholders received 1 million shares of Common Stock of the Company. Further, Old Vianet convertible demand notes payable holders received 2,709,272 shares of Common Stock. For accounting purposes, Old Vianet was considered to be the acquiror in a reverse acquisition accounted for as a purchase.

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

The Athena platform is a powerful enterprise communications system that offers high-speed edge switching for backbone networks and large-scale aggregation for Central Site locations. A flexible, scaleable platform, Athena seamlessly integrates switching, routing and network access services. By combining switching and routing in the same platform and adding advanced traffic management capabilities such as prioritization, alternate routing and bandwidth on demand, Athena delivers superior networking functionality.

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

Cost of Goods Sold and Gross profit

	The Company's cost of sales was $460,720 representing margins of 48% which is below historical margins for Develcon's products due difficulting in shipping economic quantities of products given limited working capital. The Company expects margins to improve to historic levels of approximately 52% by the end of the fourth quarter based upon a more a stable financial operating environment, although no assurances can be given that the margin improvement can be achieved.

General and administrative

	General and administrative expenses amounted to $481,720 comprised of legal, professional fees and investor relations expenses ($533,530). These later expenses are expected to reduce significantly in the third quarter after the Infinop acquisition is completed. The Company has capitalized $291,870 of expenses relating to the acquisition of Develcon in the period ended June 30,1999 which are included in "Intangible assets arising from the acquisition of business" - on the balance sheet.

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

Research and Development

Research and development amounted to $270,491 which consists primarily expenditures on Orbitor and Athena Access product lines. The Company expects more traditional ratios of sales to research and development expenditures to be achieved by the end of the fiscal year although no assurances can be given that this will be achieved.


Depreciation and Amortization

Depreciation and amortization amounted to $125,711 and represents the amortization of the Company's SPS Technology License ($45,000) over five years, depreciation on Develcon's property and equipment($43,511)and amortization of intangibles on the acquisition of Develcon over periods from five to fifteen years ($37,200).


Significant Transactions

Merger with Vianet Technologies, Inc.

On March 16, 1999 the Company entered into a Merger Agreement with Vianet Technologies, Inc.("Old Vianet"), a Delaware corporation, under the terms of which the Company and Old Vianet merged through an exchange of shares (the "Merger"). Subject to the terms and conditions of this Merger Agreement, on March 23, 1999, the Company issued to the shareholders of Old Vianet, four shares of fully paid and nonassessable shares of the Company's common stock, $.001 par value ("Common Stock") per share in exchange for each share of Old Vianet's outstanding common stock. The existing common shareholders of Old Vianet received 1,400,000 shares of common stock of the Merged Company in exchange for the 350,000 shares then outstanding. All shares of Old Vianet's Series A Convertible Preferred Stock issued and outstanding immediately prior to the Merger were deemed to have been converted into an aggregate of 250,000 shares of Old Vianet's common stock and the Series A Convertible Preferred shareholders received 1 million shares of Common Stock of the Company. Further, Old Vianet convertible demand notes payable holders received 2,709,272 shares of Common Stock. For accounting purposes, Old Vianet was considered to be the acquiror in a reverse acquisition accounted for as a purchase.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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




Date: August 20, 1999    /s/ PETER G. LEIGHTON
                         --------------------------
                         Peter G. Leighton
                         President and Chief Executive
                          Officer

EXHIBIT I

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY

                    CALCULATION OF CONSOLIDATED LOSS PER SHARE


                                            Six Months     Six Months
                                              ended         ended
                                            June 30,      June 30,
                                             1999            1998
Basic and Diluted Loss Per Share

Shares in issue beginning of period           350,000        350,000
Shares issued (weighted average)            3,803,290         -
      Weighted average shares in issue end
           of period                        4,153,290        350,000

     Dilutive Common Stock Equivalents
       (weighted average)(1)                       -           -
     Other stock options
      using treasury stock method (1)              -           -

     Total weighted average common shares
      and common stock equivalents(1)       4,153,290        350,000

     Loss for period (U.S. Dollars)         $(998,445)      $(65,366)

     Loss per share - basic and
       diluted (1)                            $(0.24)       $ (0.19)

(1) Note: Potentially dilutive common stock equivalents and other options totaling 2,481,910 at June 30, 1999 have been excluded from the computation of diluted net loss per common share because they are anti dilutive for the period presented

EXHIBIT I (Continued)

                                         Three Months     Three Months
                                              ended         ended
                                            June 30,      June 30,
                                             1999            1998

Basic and Diluted Loss Per Share

Shares in issue beginning of period       6,214,272         350,000
Shares issued (weighted average)          1,050,680            -
      Weighted average shares in issue
      end of period                       7,264,952         350,000

     Dilutive Common Stock Equivalents
     weighted average)(1)                        -             -
     Other stock options using treasury
      stock method (1)                           -             -


     Total weighted average common
       shares and common stock
       equivalents(1)                     7,264,952         350,000

     Loss for period (U.S. Dollars)     $  (781,095)       $(38,989)

     Loss per  share -  basic and
      diluted (1)                          $(0.10)          $(0.11)

(1) Note: Potentially dilutive common stock equivalents and other options totaling 2,481,910 at June 30, 1999 have been excluded from the computation of diluted net loss per common share because they are anti-dilutive for the period presented.