Form 10-Q/A
period 1999-06-30
VIANET TECHNOLOGIES INC
filed 1999-11-19
CIK 894502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                   (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

     [ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _______________ TO _______________.

                                  033-55254-19

                            (Commission File Number)

                            VIANET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

NEVADA                                                 87-0434285
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

                                83 MERCER STREET
                            NEW YORK, NEW YORK 10012

                    (Address of principal executive offices)

                                 (212) 219-7680
              (Registrants' telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [ X ] NO [ ]

     There were 8,801,386 shares of the registrant's Common Stock, par value $.001 per share, outstanding on August 20, 1999.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                   PAGE

Part I - Financial Information

     Item I - Financial Statements

              Independent Auditors' Report                                                           3

              Consolidated Balance Sheet at June 30, 1999                                            4

              Consolidated Statements of Operation
                  for the six months ended June 30, 1999                                             5

              Consolidated Statement of Shareholders' Equity
                  for the six months ended June 30, 1999                                             6

              Consolidated Statement of Cash Flows
                  for the six months ended June 30, 1999                                             7-8

              Notes to Consolidated Financial Statements                                             9-27

Item 2        Management's Discussion and Analysis of

                  Financial Condition and Results of Operations                                      28-33

Item 3        Quantitative and Qualitative Disclosures About Market Risk                             34

Item 6        Exhibits and Reports

                  Exhibit 1 - Financial Data Schedule                                                37

Part 2        Legal and Capital Transactions                                                         35

              Signatures                                                                             36


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Vianet Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Vianet Technologies, Inc. and subsidiary as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vianet Technologies, Inc. and subsidiary as of June 30, 1999, and the results of its operations and cash flows for the six months then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained significant operating losses, is unable to pay its suppliers within normal trade terms and has a significant working capital deficiency. The Company is in default of certain debt obligations and related covenants, including nonpayment of principal and interest on its debt, which allows the lenders to demand repayment of existing debt. No such demands have been made. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ Edward Isaacs & Company LLP

New York, New York
September 29, 1999

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1999

                                     ASSETS

Current Assets:

   Cash and cash equivalents ...................................................................   $    134,694
   Accounts receivable, net of allowance of $306,000 ...........................................      1,444,687
   Inventories .................................................................................      2,461,890
   Prepaids and other current assets ...........................................................        188,388
                                                                                                    -----------
                 TOTAL CURRENT ASSETS ..........................................................      4,229,659
                                                                                                    -----------
PROPERTY AND EQUIPMENT .........................................................................      2,263,658
                                                                                                    -----------

OTHER ASSETS:
   Loans due from Infinop Holdings, Inc. .......................................................        350,000
   Intangibles arising from acquisition of business, net of accumulated amortization of $117,500      5,898,161
   Technology license, net of accumulated amortization of $67,500 ..............................        382,500
   Security deposits ...........................................................................         70,265
                                                                                                    -----------
                 TOTAL OTHER ASSETS ............................................................      6,700,926
                                                                                                    -----------
                                                                                                   $ 13,194,243
                                                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit .........................................................................   $    339,675
   Current portion of long-term debt ...........................................................      1,996,983
   Accounts payable and accruals ...............................................................      3,942,828
   Demand loans payable - related parties ......................................................      1,029,887
                                                                                                    -----------
                 TOTAL CURRENT LIABILITIES .....................................................      7,309,373
                                                                                                    -----------
LONG-TERM DEBT .................................................................................         64,555
                                                                                                    -----------

SHAREHOLDERS' EQUITY:
   Common shares, $0.001 par value, 100,000,000 shares authorized;
          8,801,386 shares, issued and outstanding .............................................          8,801
   Subscription receivable .....................................................................           (500)
See Independent Auditors' Report and notes to financial statements .............................
   Additional paid-in capital ..................................................................      7,270,946
   Accumulated deficit .........................................................................     (1,479,525)
   Accumulated other comprehensive income ......................................................         20,593
                                                                                                    -----------
                 TOTAL SHAREHOLDERS' EQUITY ....................................................      5,820,315
                                                                                                    -----------
                                                                                                   $ 13,194,243
                                                                                                   ============

      See Independent Auditors' Report and notes to financial statements.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 1999

REVENUE:

     Net sales                                                    $    892,477
     Interest and other income                                         106,022
                                                                     ---------
                                                                       998,499
                                                                     ---------
COSTS AND EXPENSES:
     Cost of goods sold                                                460,720
     General and administrative                                        637,859
     Selling and marketing                                             249,569
     Research and development                                          265,519
     Product support                                                    76,228
     Depreciation and amortization                                     211,000
     Interest                                                           85,272
                                                                     ---------
                                                                     1,986,167
                                                                     ---------
               NET LOSS                                           $  (987,668)
                                                      ==========================


LOSS PER SHARE - BASIC AND DILUTED                                $    (0.18)
                                                      ==========================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       5,464,285
                                                      ==========================




      See Independent Auditors' Report and notes to financial statements.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999

                                                                                                        Accumu
                                                                                                        lated
                                                                                                        Other    Total      Compre
                              Convertible                           Additional  Subscrip-    Accumu-    Compre   Share      hensive
                            Preferred Stock       Common Stock      Paid-In     tion         lated      hensive  holders'   Income
                           Shares  Amount       Shares     Amount   Capital     Receivable   Deficit    Income   Equity     (Loss)
                           -------- ---------   ---------   -----    ---------    --------  -----------  ------  --------- ---------
BALANCES at
 beginning                 250,000 $1,000,000   2,400,000  $2,400   $    2,100  $(990,500)   $(491,857) $  -     $(477,857)    -

Issuance of common
 stock for services             -       -          75,000      75       74,925         -         -         -        75,000     -

Issuance of common
 stock in connection
 with Develcon merger           -       -       2,585,488   2,585    3,453,187         -         -         -     3,455,772     -

Conversion of preferred
 stock                    (250,000)(1,000,000)  1,000,000   1,000      990,000    990,000        -         -       990,000     -

Conversion of notes
 payable                        -       -       2,739,272   2,739    2,736,533         -         -         -     2,739,272     -

Exercise of stock
 options                        -       -           1,626       2        5,201         -         -         -         5,203     -

COMPREHENSIVE INCOME (LOSS):

Net Loss                        -       -              -        -          -           -      (987,668)    -      (987,668)(987,668)

Other comprehensive income:

Foreign currency
 translation adjustments        -       -              -        -          -           -         -       20,593     20,593   20,593
                           -------- ---------   ---------   -----    ---------    --------  -----------  ------  --------- --------
BALANCES at 6/30/99             -       -       8,801,386   8,801    7,270,946       (500)  (1,479,525)  20,593  5,820,315
                           ======== =========   =========   =====    =========    ========  ===========  ======  =========
COMPREHENSIVE LOSS                                                                                                         (967,075)
                                                                                                                           =========

      See Independent Auditors' Report and notes to financial statements.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999


   OPERATING ACTIVITIES:

       Net loss                                                                            $   (987,668)
       Adjustments to reconcile net loss to net cash used
            in operating activities:
                 Depreciation and amortization                                                  211,000
                 Gain on sale of marketable securities                                          (70,687)
                 Increase (decrease) in cash attributable to changes in
                       operating assets and liabilities:
                             Prepaids and other receivables                                      57,123
                             Accounts receivable                                                (34,383)
                             Inventory                                                           96,391
                             Accounts payable, accruals and other                                16,552
                                                                                               ---------
                             NET CASH USED IN OPERATING ACTIVITIES                             (711,672)
                                                                                               ---------
   INVESTING ACTIVITIES:
       Loans to Infinop Holdings, Inc.                                                         (350,000)
       Proceeds from sale of marketable securities                                              739,955
       Capital expenditures                                                                     (23,723)
       Security deposits                                                                        (70,265)
       Other acquisition costs                                                                 (291,870)
                                                                                               ---------
                             NET CASH PROVIDED BY INVESTING ACTIVITIES                            4,097
                                                                                               ---------
   FINANCING ACTIVITIES:
       Proceeds from subscriptions receivable                                                   990,000
       Repayment of convertible notes payable                                                 (200,000)
       Principal payments of long-term debt                                                    (17,383)
       Proceeds from convertible notes payable                                                   30,000
       Issuance of common stock                                                                   5,203
                                                                                               ---------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES                          807,820
                                                                                               ---------
   EFFECT OF EXCHANGE RATE CHANGES                                                               20,593
                                                                                               ---------
                             NET INCREASE IN CASH AND CASH EQUIVALENTS                          120,838
   CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1998                                                13,856
                                                                                               ---------
                             CASH AND CASH EQUIVALENTS AT JUNE 30, 1999                     $   134,694
                                                                                      ==================



       See Independent Auditors' Report and notes to financial statements.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 1999

NONCASH TRANSACTIONS:

   ACQUISTION OF DEVELCON:

   Fair value of assets acquired                                                   12,226,306

   Liabilities assumed                                                              (9,692,412)
   Common stock issued                                                              (2,533,894)
   Net cash paid for acquistion                                                              -
   Cash acquired in acquistion                                                               -
   Cash paid for acquistion                                                                  -
                                                                         ======================

   Issuance of Common stock for debt (Develcon creditors)                 $            921,878
                                                                         ======================

   Issuance of Common Stock for consulting services                       $             75,000
                                                                         ======================

   Conversion of notes payable into common stock                          $          2,739,272
                                                                         ======================

   Conversion of Series A Convertible Preferred Stock into
     common stock                                                         $          1,000,000
                                                                         ======================


      See Independent Auditors' Report and notes to financial statements.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

1.       ORGANIZATION AND BUSINESS

     Vianet Technologies, Inc. ("Old Vianet") was incorporated in the State of Delaware, U.S. on March 20, 1998 initially to acquire Develcon Electronics Limited. ("Develcon") and a license to utilize SPS Technology ("SPS") developed by NewCom Technologies, Inc.

     Develcon designs high quality products and implements innovative services based on a wide range of flexible and modular communications platforms. Develcon products integrate diverse LAN, legacy and voice applications using technologies such as frame relay, ISDN, PPP and packet switching.

     SPS is a technology developed to exploit the convergence of telecommunications and data transmission methods. The Company plans to integrate the SPS technology into Develcon's product lines and to develop other adaptations to further expand the product capabilities of Develcon.

MERGER WITH VIANET TECHNOLOGIES, INC. (FORMERLY, RADAR RESOURCES, INC.)

     On March 16, 1999, the Company, a Nevada Corporation, entered into a Merger Agreement with Vianet Technologies, Inc. ("Old Vianet") under the terms of which the Company and Old Vianet merged through an exchange of shares (the "Merger"). Subject to the terms and conditions of this Merger Agreement, on March 23, 1999, the Company issued to the shareholders of Old Vianet, four shares of fully paid and nonassessable shares of the Company's common stock, $.001 par value ("Common Stock") per share in exchange for each share of Old Vianet's outstanding common stock. The existing common shareholders of Old Vianet received 1,400,000 shares of common stock of the Merged Company in exchange for the 350,000 shares then outstanding. All shares of Old Vianet's Series A Convertible Preferred Stock issued and outstanding immediately prior to the Merger were deemed to have been converted into an aggregate of 250,000 shares of Old Vianet's common stock and the Series A Convertible Preferred shareholders received 1 million shares of Common Stock of the Company. Further, Old Vianet convertible demand notes payable holders received 2,739,272 shares of common stock. For accounting purposes, Old Vianet was considered to be the acquirer in a reverse acquisition accounted for as a purchase. All share amounts have been retroactively restated to reflect the reverse acquisition.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

2.       GOING CONCERN

     The Company has sustained significant operating losses, is unable to pay its suppliers within normal trade terms and has a significant working capital deficiency. The Company is in default on certain debt agreements, including nonpayment of principal and interest, and violation of financial covenants which allows the lenders to demand repayment. No such demands have been made. Management believes that its operating losses are primarily due to inadequate financing and is dependent on its ability to obtain additional sources of financing to fund its working capital requirements. The Company is considering several alternatives to fund these requirements. There is no assurance the Company will be able to obtain continuing adequate funding on acceptable terms and no assurance that once obtained such additional funding will result in the Company's profitable operation.

3.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly-owned subsidiary, Develcon and its subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

         FOREIGN CURRENCY:

     All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statements of earnings items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are reported as a component of comprehensive income. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of earnings.

         CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents include cash held in banks and time deposits having original maturities of three months or less.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INVESTMENT IN MARKETABLE EQUITY SECURITIES:

     The Company accounts for its investments in equity securities that have readily determinable fair values under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable equity securities consist of shares of common stock and are stated at market value. Management has identified the Company's marketable equity securities as trading securities and, accordingly, unrealized gains and losses on such securities are recorded in the statement of operations.

         INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market.

         PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and depreciated over their estimated useful lives, which range from five to fifteen years. Long-lived assets are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

         TECHNOLOGY LICENSE:

     The technology license consists of purchased technology, amortized by the straight-line method over a period of five years, the initial term of the license agreement.

         GOODWILL:

     The excess of the cost over the fair value of net assets of its purchased business is recorded as goodwill and is amortized on a straight-line basis over its estimated useful life of six years.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         USE OF ESTIMATES:

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

         STOCK OPTION PLAN:

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

         COMPREHENSIVE INCOME:

     The Company reports and presents comprehensive income and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

         NET LOSS PER SHARE:

     Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consists of incremental common shares issuable upon exercise of stock options and warrants. Computation of diluted loss per share is not reflected, because including potential common shares will result in an anti-dilutive per share amount due to the loss in the period.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards ("SFAS") No.107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value of financial instruments classified as current assets or liabilities (except Demand Loans Payable) approximates carrying value due to the short-term maturity of underlying financial instruments. It was not practical to estimate the fair value of the Company's Demand Loans Payable because quoted market prices do no exist and comparable securities were not available.

         INCOME TAXES:

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

         RESEARCH AND DEVELOPMENT:

     Research and development costs are expensed as incurred.

         SEGMENT REPORTING:

     Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS No. 131

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

superceded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not effect the results of operations, financial position, or the disclosure of segment information because the Company operates only in one segment.

4.       ACQUISITION OF DEVELCON ELECTRONICS, LTD.

     On February 12, 1999, the Company entered into an Arrangement Agreement (the "Arrangement") to acquire all the outstanding shares of Develcon. The
Arrangement was approved by the Supreme Court of British Columbia, the Securityholders and Debentureholders of Develcon.

     The Arrangement provided for Develcon shareholders to receive one share of common stock of the Company for every 30.75 shares of Develcon. The Arrangement also provided that the Develcon convertible notes payable be converted into
5.9963 Develcon shares for each $1.00 principal amount of notes payable and that interest accrued on the convertible notes payable but not paid shall be forgiven. These shares were converted into Vianet shares in the ratio of one share of the Company for every 30.75 shares of Develcon. Additionally, certain other creditors of Develcon agreed to either accept common stock of Vianet as payment for amounts or portions of amounts owed to them and have restructured the repayment schedule.

     In exchange for restructuring the repayment schedule of its debt, a lender of Develcon was granted warrants to purchase 150,000 shares of Vianet stock at $6.00 per share. Since such debt had not been repaid by June 30, 1999, these warrants were issued August 1, 1999 and are exercisable through June 2002. The Arrangement became effective on May 17, 1999. Accordingly, the assets and liabilities have been consolidated as of the date of acquisition and the results of operations have been included from May 17, 1999 to June 30, 1999.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

4.       ACQUISITION OF DEVELCON ELECTRONICS, LTD. (Continued)

     As a result of the closing of the Arrangement, the former shareholders and creditors of Develcon hold 2,585,488 shares of the 8,801,386 shares of common stock the Company has outstanding.

     The acquisition was accounted by the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of the net assets acquired was allocated to goodwill and will be amortized on a straight-line basis over six years.

     The purchase price of Develcon was determined by the number of shares issued by the Company to effect the acquisition and the amount of loans provided to Develcon. The total acquisition amounted to $7,034,000 including $6,015,000 for goodwill.

     The following unaudited pro forma consolidated results of operations are presented as if the acquisition had been made at the beginning of the six month period ending June 30, 1999:

                  Net sales         $   4,001,534
                  Net loss          $  (4,782,980)
                  Loss per share    $        (.80)

     The pro forma consolidated results of operations give effect to certain adjustments, including amortization of goodwill and depreciation based upon fair market value of the property acquired. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the period presented or the future results of the combined operations.

5.       ACQUISITION OF INFINOP HOLDINGS, INC.

     On May 19, 1999, the Company entered into a letter of intent to acquire 100% of Infinop Holdings, Inc. ("Infinop") of Denton, Texas, a privately held corporation, in exchange for common shares of Vianet. As part the agreement the Company agreed to advance Infinop $640,000 ($350,000 was advanced as at June 30,1999, and the balance of $290,000 was advanced in July and August 1999) in loans. If completed the Company will issue 2,164,167 common shares to Infinop's shareholders and option holders and the loans will

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

5.       ACQUISITION OF INFINOP HOLDINGS, INC. (Continued)

be forgiven. In August 1999, the Company signed a definitive agreement with
Infinop  and  certain  major   shareholders  of  Infinop  to  proceed  with  the
transaction.

     Infinop develops advanced compression technologies for a wide range of software and hardware applications. Infinop's patented compression technology dramatically improves compression ratios, increases transmission speeds and improves image quality.

6.       SPS TECHNOLOGY LICENSE

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

7.       INVENTORIES

         Inventories consist of:

Raw materials                                   $    553,421
Work-in-process                                      421,220
FINISHED GOODS                                     1,487,249
                                                ------------

                                                $ 2,461,890

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

8.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:

Land                                            $    135,870
Building                                             305,708
Machinery and equipment                            1,846,667
LEASEHOLD IMPROVEMENTS                                23,777
                                                --------------

                                                   2,312,022

LESS: ACCUMULATED DEPRECIATION                        48,364

                                                $  2,263,658

9.       BANK LINE OF CREDIT

     The Company has a line of credit facility with a bank in the amount of $339,675, which was fully utilized at June 30, 1999. The line bears interest at 1-1/4% above the bank's prime rate and is secured by the assets of a subsidiary of Develcon and is personally guaranteed by a shareholder of the Company. The line expires on November 30, 1999 and cannot be extended.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

10.      LONG-TERM DEBT

         Long-term debt consists of:
         Note payable to bank, in three annual installments of $339,675 commencing December 2000.  Interest at 8.5% payable
             semi-annually beginning December 1999 (a)                                              $  1,019,025

         Note payable to a Canadian government entity in monthly principal
             installments of $7,913, plus interest at 3% maturing November 1999 (b)                      317,899

         10.5% note  payable  in equal  monthly  installments  of  $4,925, inclusive of interest, maturing February 2000, secured by land and
             building in Saskatoon, Saskatchewan.                                                        266,346

         8% note payable, due November 1999, plus accrued interest.                                      351,903

         Capital lease obligations for equipment payable in monthly installments with
             INTEREST RANGING FROM 10% TO 14%, MATURING THROUGH 2005.                                    106,365
                                                                                                   -------------

                                                                                                      2,061,538
LESS: CURRENT MATURITIES                                                                              1,996,983

                                                                                                    $    64,555

     (a) On July 30, 1999, the Company entered into an amended loan agreement with the bank which, among other matters, extended the maturities of the debt. The note is secured by a general security interest on all assets of the Company, subject to a $339,675 preference relating to the bank operating line of credit. The noteholder is a shareholder of the Company. The loan agreement contains certain financial covenants and at June 30, 1999, the Company was in violation of several of these covenants. Consequently, the debt is in default and the lender has the option to demand that the entire balance become immediately due and payable. As such, the entire balance is included in current maturities of long-term debt.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

10.      LONG-TERM DEBT (Continued)

     (b) At June 30, 1999, the Company was in violation of certain covenants under the loan agreement and the lender has the option to demand that the entire balance become immediately due and payable. As such, the entire balance is included in current maturities of long-term debt.

         Annual maturities of long-term debt at June 30, 1999 are as follows:

2000                                            $ 1,996,983
2001                                                 30,910
2002                                                 20,122
2003                                                  9,293
2004                                                  3,384
THEREAFTER                                              846
                                           ----------------

                                                $ 2,061,538

11.      SERIES A CONVERTIBLE PREFERRED STOCK

     The authorized Series A convertible preferred stock of the Company consists of 1,000,000 shares, of which 250,000 shares were issued and outstanding at December 31, 1998. On March 23, 1999 the Series A preferred stock was converted into common stock at a rate of four for one. As a result, the Series A preferred shareholders received 1,000,000 shares of common stock of the Company.

12.      RELATED PARTY TRANSACTIONS

         CONVERTIBLE DEMAND NOTES PAYABLE:


         ON MARCH 23, 1999, CONVERTIBLE DEMAND NOTES PAYABLE OF $2,909,272 TO ENTITIES CONTROLLED BY TWO OFFICERS AND DIRECTORS OF THE COMPANY WERE CONVERTED INTO 2,739,272 SHARES OF COMMON STOCK AT A RATIO OF ONE SHARE FOR EVERY $1 OF PRINCIPAL AMOUNT. DURING THE SIX MONTHS ENDED JUNE 30, 1999, the Company repaid $200,000 and additional convertible demand notes of $30,000 were issued.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

12.      RELATED PARTY TRANSACTIONS (Continued)

         DEMAND LOANS PAYABLE:

     Demand loans payable consist of non-interest bearing loans payable to two affiliated entities and one of the Company's shareholders.

         DEFERRED COMPENSATION:

     Deferred compensation payable to an officer of Develcon in the amount of $200,000 is included in accounts payable and accruals.

         FEES AND EXPENSES:

     The Company accrued consulting fees aggregating approximately $12,000 to a company owned by two shareholders who are also officers of the Company for engineering and other services.

13.      PENSION PLAN

     A subsidiary of Develcon maintains a defined contribution plan for its employees under which eligible employees can contribute up to 5% of earnings, as defined, and the Company matches the employee contribution in full. Contributions under the plan were $8,589 for the six months ended June 30, 1999.

14.      INCOME TAXES

     The difference between the statutory Federal income tax rate and the Company's effective tax rate for the period ended June 30, 1999 is principally due to the Company incurring net operating losses for which no tax benefit was recorded.

     For Federal income tax purposes, Vianet has unused net operating loss carryforwards of approximately $1,054,000 expiring through year 2014. The availability of the net operating loss carryforwards to offset income in the future years, if any, may be limited by the Internal Revenue Code Section 382 as a result of certain ownership changes.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

14.      INCOME TAXES (Continued)

     Develcon has Federal and foreign net operating loss carryforwards as of June 30, 1999 of approximately $7,000,000 and $14,000,000, respectively. Develcon's Federal loss carryforwards expire through 2012 and their utilization is subject to certain limitations as defined in section 382 of the United States Internal Revenue Code. The foreign loss carryforwards include $5,000,000 which expires at various times through 2006 and $9,000,000 which have no expiration date. Also, there are approximately $1,500,000 in foreign investment tax credits which expire at various times through 2007.

     The tax effects of the temporary differences that give rise to significant portions of deferred tax assets at June 30, 1999 are as follows:

                                                                        VIANET               DEVELCON

DEFERRED TAX ASSETS:

   Federal and state net operating loss carryforwards              $  421,000          $ 2,800,000
   Foreign net operating loss carryforward                                 -             5,320,000
   Foreign investment tax credit                                           -             1,500,000
   UNREALIZED FOREIGN EXCHANGE LOSS                                    (8,000)                  -
                                                                   ------------        -----------

                                                                      413,000            9,620,000
LESS: VALUATION ALLOWANCE                                            (413,000)          (9,620,000)
                                                                   ------------        ------------

DEFERRED TAX ASSET                                                 $       -           $        -
                                                                   ============        ============


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The valuation allowance was recorded due to the uncertainty in the utilization of the net operating loss carryforwards and credits.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

15.      STOCK INCENTIVE PLAN

     The Company adopted a Stock Incentive Plan for employees (the Plan). The Plan permits the issuance of stock options to selected employees, officers and directors of the Company. Options granted may be either nonqualified or incentive stock options.

     The Company has assumed options granted under Develcon's Option Plans (Acquired Options). The Acquired Options were assumed by the Company outside of its stock option plan, and they are administered as if issued under their original plans. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the Arrangement between the Company and Develcon. The Acquired Options generally become exercisable over a three-year period and generally expire ten years from the date of grant. No additional options will be granted under Develcon's plans.

     The following table summarizes stock option activity for the six months ended June 30, 1999:

                                                         Number of                                Weighted
                                                         Shares Subject                     Average Exercise
STOCK OPTION ACTIVITY                                    to Options                           Price Per Share

Outstanding, December 31, 1998                                     440,000                          $1.00
     Granted                                                       470,000                           6.40
     Assumed from Develcon plans                                    61,951                          10.21
     Cancelled                                                    (200,000)                          1.00
     Exercised                                                      (1,626)                          3.20
                                                              ------------

Outstanding June 30, 1999                                         770,325                           5.04
                                                              ============


                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

15.      STOCK INCENTIVE PLAN (Continued)

     The following table summarizes information about stock options outstanding and exercisable at June 30, 1999:

                                          Options Outstanding                                Options Exercisable
                                                Weighted              Weighted                                     Weighted
       Range of                                 Average               Average                                       Average
       Exercise                                Remaining              Exercise                                     Exercise
        Price              Number of          Contractual              Price                Number of                Price
      Per Share              Shares        Life (Years)              Per Share                Shares               Per Share

$ 1.00 to  4.80            384,715                 9.5                 $ 1.20               264,715                  $  1.29
$ 6.00 to 10.00            371,625                 3.3                   8.17                21,625                     6.87
$18.00 to 27.60             13,985                 6.8                  27.31                 13,985                   27.31
                           ---------             ------                ------               --------                 -------

                           770,325                 6.6                 $ 5.04               300,325                  $  2.91
                           =======               =====                 ======              ========                  =======


     The following table reflects pro forma net loss and loss per share had compensation cost been determined based on the fair value at the grant date for awards granted in the six months ended June 30, 1999 consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

Net loss:

     As reported                                 $   (987,668)
     Pro forma                                   $ (1,044,678)

Basic loss per share:

     As reported                                 $     (.18)
     Pro forma                                   $     (.19)


     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

15.      STOCK INCENTIVE PLAN (Continued)

     The estimated fair value of each option granted included in the pro forma results is calculated using the minimum value calculation for the options issued prior to the Company becoming publicly traded, and the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants subsequent to the Company becoming publicly traded: no common stock dividends paid; expected volatility of 56%; risk-free interest rates of 5.0%; and expected lives of 6.6 years. The weighted average fair values of options at their grant date during 1999 was $3.09.

16.      GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company's activities represent one industry segment, the design and manufacture of sophisticated electronics data communications equipment. The Company operates in a worldwide market place.

     The   Company's   net  sales  for  the  six  months  ended  June  30,  1999
(representing Develcon's net sales from May 17, 1999 - June 30, 1999) are from the following geographic areas:

United Arab Emirates                                               $    362,441
United States                                                           188,758
United Kingdom                                                          170,749
Canada                                                                   49,756
OTHER                                                                   120,773
                                                                   ------------

                                                                   $    892,477

                                                                   ============

     The Company's long-lived assets as of June 30, 1999 are in the following geographic areas:

Canada                                                             $ 1,951,450
OTHER                                                                  312,208
                                                                   -------------

                                                                   $ 2,263,658

     Sales from one customer represented approximately 40% of the Company's sales. Receivables from two major customers constitute 41% of total receivables. Purchases from one vendor approximated 57% of total raw material purchases.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

17.      COMMITMENTS AND CONTINGENCIES

         LEASES:

     The Company leases office and warehouse space along with equipment under capital and operating leases extending to 2005. The leases provide for payment by the Company of taxes and other expenses. The lease for office and warehouse facilities which expires March 31, 2002 has an option to renew for five-years at market rent.

     Rent expense for the six months ended June 30, 1999 was $64,100.

     Minimum rental payments under noncancellable leases are as follows:

YEAR ENDING JUNE 30,                                          OPERATING               CAPITAL

           2000                                         $   77,000              $   49,000
           2001                                             72,000                  37,000
           2002                                             53,000                  24,000
           2003                                              1,000                  11,000
           2004                                                  -                   4,000
           THEREAFTER                                            -                   1,000
                                                        ---------                  -------

                                                        $ 203,000                  126,000
                                                        =========
          LESS: AMOUNT REPRESENTING INTEREST                                        20,000
                                                                                   -------
                                                                                 $ 106,000
                                                                                   =======

     Net book value of equipment under capital leases included in property and equipment was approximately $143,000 at June 30, 1999.

         MANUFACTURING AND SERVICE AGREEMENT:

     On April 12, 1999, Develcon entered into a three-year agreement with a vendor to provide finished goods under an exclusive manufacturing outsourcing arrangement. Develcon has agreed to minimum purchase commitments of approximately $3.4 million, $4.0 million and $4.7 million in years one, two and three of the contract, respectively. Cost to Develcon will be manufacturer's cost plus 25%.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

18.      SUBSEQUENT EVENTS

         OPTION TO PURCHASE PSI COMMUNICATIONS, INC.:

     On July 26, 1999, the Company entered into an agreement whereby it would provide PSI Communications, Inc. (PSI) with $500,000 of interim financing in exchange for an option, expiring December 31, 1999, to acquire PSI for consideration consisting of 1,200,000 shares of the Company's common stock, discharge of PSI's liability for the interim financing, repayment of certain liabilities to PSI shareholders and employees, and additional payments and issuance of stock based upon PSI's performance. If the Company does not exercise the option it may elect (1) to receive a non-exclusive indefinite license to utilize PSI's current and future technology, subject to a royalty of five percent of revenues; (2) have the interim financing remain as debt due from PSI in which case it shall be due on June 30, 2000 with interest payable at 6% per annum commencing January 1, 2000. If unpaid at June 30, 2000, the Company may elect to convert the debt to up to 10% of the common equity of PSI depending on the amount unpaid.

         PRIVATE PLACEMENT OFFERING:

     In July 1999, pursuant to a private placement offering, the Company issued 100,000 shares of common stock for $550,000 and 55,000 three-year warrants exercisable at $6.60 per share. The placement agent received $50,000 and 10,000 shares of common stock in connection with the transaction.

         CONSULTING AGREEMENTS:

     In August 1999, the Company entered into consulting agreements with two investor relations firms which provide for monthly fees of $12,000 and the issuance of 100,000 shares of common stock and 450,000 warrants to purchase common stock at $6 - $8 per share.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

19.      YEAR 2000 ISSUE

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Data-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure that could affect an entity's ability to conduct normal business operations. Although the Company has addressed its internal Year 2000 readiness, it is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

INTRODUCTION

     The following discussion of the financial condition and results of operations of Vianet should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report. This document contains certain forward-looking statements including, among others, anticipated trends in Vianet's financial condition and results of operations and Vianet's business strategy. These forward-looking statements are based largely on Vianet's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external competitive market factors or in Vianet's internal budgeting process which might impact trends in Vianet's results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in Vianet's business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive factors that may prevent Vianet from competing successfully in the marketplace.

GENERAL

     Our predecessor, Vianet Technolgies, Inc., a Delaware corporation ("Vianet Delaware"), was formed in March 1998. In March 1999, Vianet Delaware consummated a merger (the "Vianet Merger") with Radar Resources, a Nevada corporation ("Radar"), pursuant to which Vianet Delaware merged with and into Radar, with Radar as the surviving corporation. Upon completion of the Vianet Merger, Radar changed its name to Vianet Technologies, Inc.

     From its inception to March 1999, Radar had engaged in no business and had no operational history. Radar was originally incorporated under the name Radar, Inc. in the state of Utah on April 11, 1986. In December 1993, Radar was reorganized under the laws of Nevada. Pursuant to this reorganization, Radar changed the state of its domicile, and Radar formed a new corporation in Nevada, Radar Resources, Inc., which acquired all of the contractual obligations, shareholder rights and identity of the original Utah corporation, and then the Utah corporation was dissolved.

     Prior to the Vianet Merger , Vianet Delaware's business activities consisted primarily of entering into a plan of arrangement to acquire Develcon Electronics Limited, an Ontario, Canada corporation specializing in networking products and systems ("Develcon"), and obtaining a licensing agreement for Synchronous Packet Switching Technology ("SPS") from NewCom Technologies, Inc., a Delaware corporation ("NewCom").

     Subsequent to the Vianet Merger, on May 17, 1999, Vianet acquired Develcon.

RESULTS OF OPERATIONS

         SIX MONTH PERIOD ENDED JUNE 30, 1999

     During the six months ended June 30, 1999, Vianet completed several significant transactions.

     In March 1999, the Company's predecessor, Vianet Delaware, consummated a merger with Radar Resources, Inc. pursuant to which Vianet Delaware merged with and into Radar, with Radar as the surviving corporation. Vianet Delaware is considered to be the accounting acquirer in a reverse acquisition, and the merger was accounted for as a purchase. Accordingly, Vianet Delaware's financial statements have become the historical financial statements of the combined company.

     In May, 1999, Vianet acquired Develcon Electronics Ltd. The acquisition was accounted for as a purchase, and the purchase price of Develcon was determined by the number of shares issued by Vianet to effect the acquisition and the amount of loans provided to Develcon.

     As a result of the foregoing transactions, Vianet's consolidated financial statements as of and for the six month period ended June 30, 1999 include the following:

     o The results for the Company and Vianet Delaware prior to completion of the Vianet Merger;

     o A consolidation of the assets and liabilities of the company and Develcon as of the date of the Develcon acquisition; and

     o The results operations of Develcon from the date of the acquisition to June 30, 1999.

     The following is a discussion of the operations for Vianet and Develcon during this period.

         VIANET

     Prior to completion of the merger, Vianet (then known as Radar) was an inactive company, and, accordingly, it did not have any revenues from operations. At the time of the consummation of the merger, Radar had no assets and no liabilities.

         VIANET DELAWARE

     Vianet Delaware was incorporated in March 1998. From its incorporation through the date of consummation of the Vianet Merger, Vianet had been primarily focused on development and implementation of its business plan, including the following:

o    Acquiring a license for SPS technology; and
o    Entering into an Agreement to acquire Develcon Electronics

     However, during such period, Vianet Delaware incurred an operating loss of ($491,857), all of which consisted of selling, general and administrative expenses associated with development activities of Vianet Delaware.

         DEVELCON

     Develcon was incorporated under The Companies Act of Saskatchewan on August 15, 1974, continued under The Business Corporations Act of Saskatchewan on May 14, 1980 and continued under the CBCA on March 6, 1985. Prior to its acquisition by Vianet, Develcon had been primarily focused on designing, manufacturing and marketing a range of networking products and systems, each of which is designed to provide a specific communications solution for the integration and consolidation of corporate data processing and data communications equipment.

SALES

     Vianet had net sales of $892,477 for the six months ended June 30, 1999. Vianet acquired Develcon on May 17, 1999 and, accordingly, the sales recorded are only for the six week period to June 30, 1999. Vianet does not expect a significant increase in sales until the first quarter of 2000. Other revenues consisted of interest on cash deposits and a gain on the sale of marketable securities of $106,022.

COST OF GOODS SOLD AND GROSS PROFIT

     Vianet's cost of sales was $460,720 representing margins of 48% which is below historical margins for Develcon's products due to difficulties in shipping economic quantities of products given limited working capital. Vianet expects margins to improve to historic levels of approximately 52% by the end of the first quarter of the year 2000 based upon a more a stable financial operating environment, although no assurances can be given that the margin improvement can be achieved.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses amounted to $637,859. This amount was comprised primarily of legal, professional fees and investor relations expenses of Vianet, which totaled $500,608. The Vianet portion of these expenses are expected to reduce significantly in the first quarter of the year 2000 after the Vianet Labs acquisition is completed.

SELLING AND MARKETING/PRODUCT SUPPORT

     Selling and marketing amounted to $249,569 and product support totaled $76,288. Vianet has continued a high level of spending relative to sales during the period of adjustment under new ownership. Vianet expects more traditional ratios of sales to expenditures to be achieved by the end of the first quarter of the year 2000 although no assurances can be given that this will be achieved.

RESEARCH AND DEVELOPMENT

     Research and development amounted to $265,519, which consists primarily expenditures on Orbitor and Athena Access product lines. Vianet expects more traditional ratios of sales to research and development expenditures to be achieved by the end of the first quarter of the year 2000 although no assurances can be given that this will be achieved.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization amounted to $211,000 and represents the amortization of Vianet's SPS Technology License ($45,000) over five years, depreciation on Develcon's property and equipment ($48,500) and amortization of intangibles on the acquisition of Develcon over a period of six years ($117,500).

         THREE MONTH PERIOD ENDED JUNE 30, 1999

SALES

     Vianet had net sales of $892,477 for the six months ended June 30, 1999. Vianet acquired Develcon on May 17, 1999 and, accordingly, the sales recorded are only for the six week period to June 30, 1999. Vianet does not expect a significant increase in sales until the first quarter of 2000. Other revenues consisted of interest on cash deposits and a gain on the sale of marketable securities of $71,122.

COST OF GOODS SOLD AND GROSS PROFIT

     Vianet's cost of sales was $460,720 representing margins of 48% which is below historical margins for Develcon's products due to difficulties in shipping economic quantities of products given limited working capital. Vianet expects margins to improve to historic levels of approximately 52% by the end of the first quarter of the year 2000 based upon a more a stable financial operating environment, although no assurances can be given that the margin improvement can be achieved.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses amounted to $408,109. This amount was comprised primarily of legal, professional fees and investor relations expenses of Vianet, which totaled $270,858.

SELLING AND MARKETING/PRODUCT SUPPORT

     Selling and marketing amounted to $249,569 and product support totaled $76,288. Vianet has continued a high level of spending relative to sales during the period of adjustment under new ownership. Vianet expects more traditional ratios of sales to expenditures to be achieved by the end of the first quarter of the year 2000 although no assurances can be given that this will be achieved.

RESEARCH AND DEVELOPMENT

     Research and development amounted to $265,519, which consists primarily expenditures on Orbitor and Athena Access product lines. Vianet expects more traditional ratios of sales to research and development expenditures to be achieved by the end of the first quarter of the year 2000 although no assurances can be given that this will be achieved.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization amounted to $188,500 and represents the amortization of Vianet's SPS Technology License ($22,500) over five years, depreciation on Develcon's property and equipment ($48,500) and amortization of intangibles on the acquisition of Develcon over a period of six years ($117,500).

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the completion of the merger between Radar and Vianet Delaware, both Radar and Vianet Delaware had limited working capital and their prospects were severely limited. Upon completion of the Vianet merger, Vianet Delaware ceased to exist and Radar changed its name to Vianet Technologies, Inc. Up until the completion of the Vianet Merger, Vianet Delaware had sustained its operations from its inception (March 1998) primarily from the sale of equity. Specifically, in December 1998, Vianet sold 1,000,000 shares of common stock for an aggregate of $1,000,000 in cash.

     Subsequent to June 30,1999 Vianet has completed the following financings and/or debt restructurings:

     On July 17, 1999 Vianet borrowed $285,000 from certain private investors.

     On July 30, 1999 Vianet issued 100,000 common shares to certain non-US investors for cash of $550,000

     In September 1999, certain of Develcon's creditors agreed to exchange an aggregate of $613,365 of accounts payable for a total of 215,051 shares of Vianet's common stock.

     In addition to the foregoing, in august 1999, Vianet amended its banking arrangements with the royal bank of canada. In connection with the implementation of such new facilities, Vianet issued 120,000 shares and warrants to purchase an additional 150,000 shares, exercisable at $6.00 per share, to

RBC. The current banking facilities provided by RBC consist of a CDN$1,500,000 term loan. As of September 1, 1999, Vianet has CDN$1,500,000 outstanding on the term loan facility. The term loan is payable in three CDN.$500,000 installments due on or before December 31st of 2000, 2001 and 2002, respectively. Interest charged on Vianet's RBC facilities is calculated at 8.5% per year. Furthermore, all indebtedness of Vianet under the RBC facilities is secured by Develcon's assets and a corporate guarantee executed by Vianet.

     Vianet's working capital deficit at June 30, 1999 was ($3,079,714).

     The Company intends to consolidate and build our sales and marketing team, to purchase inventory and capital equipment, and to fund the purchase of PSI. Our ability to become a serious competitor in the network access, Internet, E-commerce, and value-added services markets is dependent upon obtaining additional financing.

     Except for a private placement offering and the existing CDN$1,500,000 term loan facility with Royal Bank of Canada, Vianet has no other current arrangements in place with respect to financing. Vianet is currently seeking new financing arrangements to provide the necessary capital to fully fund our operations and pursue our business strategy. There can be no assurances that additional financing will be available on acceptable terms, if at all. Moreover, no assurance can be given that the intended offering will be achieved. If the intended offering is not successfully completed and additional financing arrangements are not obtained, we may be unable to fully fund our operations, pursue our business strategy, take advantage of new opportunities, develop or enhance our products, or respond to competitive pressures and financial or marketing hurdles. Such inability could have a materially adverse effect on Vianet's business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of our production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond our control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which we are operating. Accordingly, there can be no assurance that we will complete the proposed expansion of our production and marketing activities described herein.

     Vianet's management believes that upon full implementation of Vianet's business plan, sufficient revenues will be generated to meet operating requirements. However, no assurance can be given that such goal will be obtained or that any expected revenues will be realized.

YEAR 2000

     Many computer systems used today may be unable to interpret data correctly after December 31, 1999, because they allow only two digits to indicate the year in a date. Vianet has been engaged in assessing this Year 2000 issue as it relates to its business. This review covers both Vianet's own operating systems and the systems of Vianet's third party vendors and manufacturers. This project, along with developing and implementing solutions to the Year 2000 issue is continuing. Management currently anticipates that the project will be substantially completed before the end of calendar year 1998. While Vianet is currently unable to quantify the costs associated with implementing solutions to the Year 2000 issue, it does not believe that such costs will not have a material impact on Vianet's financial results or position.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit 27:                 Financial Data Schedule

         (b)  Reports on Form 8-K

                  On October 28, 1999, the Company filed a report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       VIANET TECHNOLOGIES, INC.

DATE: NOVEMBER 15, 1999                                BY: /S/VINCENT SANTIVASCI
                                                       -------------------------
                                                              Vincent Santivasci
                                                         Chief Financial Officer