Form 10-Q
period 1999-09-30
VIANET TECHNOLOGIES INC
filed 1999-11-19
CIK 894502

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     There were 12,039,428 shares of the registrant's Common Stock, par value $.001 per share, outstanding on November 14, 1999.

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY

                                      INDEX



                                                                                                              Page
      Part 1         Financial Information

      Item 1         Financial Statements
                     Consolidated  Balance  Sheets at September 30, 1999  (unaudited)  and December 31, 1998
                     (audited)                                                                                    3

                     Consolidated  Statements  of Operations  for the three months ended  September 30, 1999
                     and 1998 (unaudited)                                                                         4

                     Consolidated  Statements of Operations for the nine months ended September 30, 1999 and
                     1998 (unaudited)                                                                             5

                     Consolidated  Statements of Cash Flows for the nine months ended September 30, 1999 and
                     1998 (unaudited)                                                                            6-7

                     Notes to Consolidated Financial Statements (unaudited)
                                                                                                                  8

      Item 2         Management's Discussion and Analysis of Financial                                           12
                     Condition and Results of Operations


      Item 3         Quantitative and Qualitative Disclosures About Market Risk                                  22


      Item 6         Exhibits and Reports

                     Exhibit 1 - Financial Data Schedule                                                         25

      Part 2         Legal and Capital Transactions                                                              23

                     Signatures                                                                                  24

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                           --------------------------------------
                                                                                              (Unaudited)          (Audited)
                                                                                             September 30,        December 31,
                                                                                                  1999                1998
                                                                                           ------------------   -----------------
                                               ASSETS
Current Assets:
     Cash and cash equivalents .............................................................   $     38,981    $     13,856
     Marketable securities .................................................................           --           669,268
     Accounts receivable, net of $306,000 allowance ........................................      1,072,308            --
     Inventories ...........................................................................      2,588,997            --
     Receivable from related party .........................................................        201,084            --
     Prepaids and other current assets .....................................................        177,310            --
                                                                                               ------------    ------------
           Total Current Assets ............................................................      4,078,680         683,124
                                                                                               ------------    ------------
Property and Equipment, net of accumulated depreciation of $140,927 ........................      2,174,925            --
                                                                                               ------------    ------------
Other Assets:
      Loans due from Develcon Electronics, Ltd. ............................................           --         1,506,800
      Loans due from Infinop Holdings, Inc. ................................................        724,000            --
      Loans due from PSI Communications, Inc. ..............................................        300,000            --
      Deferred costs arising from the acquisition of Infinop Holdings, Inc. ................        159,132            --
      Intangibles arising from acquisition of business, net of accumulated amortization of
      $ 364,432                                                                                   5,654,075            --
      Technology license, at cost less accumulated amortization of 1999: $90,000 and 1998:
      $ 22,500                                                                                      360,000         427,500
      Other ................................................................................         58,212          65,375
                                                                                               ------------    ------------
           Total Other Assets ..............................................................      7,255,419       1,999,675
                                                                                               ============    ============

                                                                                               $ 13,509,024    $  2,682,799
                                                                                               ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
    Bank line of credit ....................................................................   $    340,135            --
    Current portion of long-term debt ......................................................      1,999,701            --
    Accounts payable and accruals ..........................................................      4,430,034         251,384
    Convertible demand notes ...............................................................           --         2,909,272
    Demand loans payable - related parties .................................................      2,510,215            --
    Deferred compensation ..................................................................        226,360            --
    Payable to Director of the Company .....................................................          1,000           1,000
                                                                                               ------------    ------------
           Total Current Liabilities .......................................................      9,507,445       3,161,656
                                                                                               ------------    ------------
Long-Term Debt .............................................................................         56,828            --
                                                                                               ------------    ------------
Shareholders' Equity (Deficiency):
    Series A convertible preferred shares (1998: authorized, issued and outstanding 250,000)
                                                                                                       --         1,000,000
    Common shares, $0.001 par value, 100,000,000 shares authorized.  9,140,886 issued and
       outstanding at September 30, 1999 (1998-1,400,000) ..................................          9,141           1,400
    Subscription receivable ................................................................           (500)       (990,500)
    Additional paid in capital .............................................................      8,561,956           2,100
    Accumulated deficit ....................................................................     (4,624,773)       (491,857)
    Accumulated other comprehensive income (loss) ..........................................         (1,073)           --
                                                                                               ------------    ------------
           Shareholders' Equity (Deficiency) ...............................................      3,944,751        (478,857)
                                                                                               ------------    ------------
                                                                                               $ 13,509,024    $  2,682,799
                                                                                               ============    ============

   (The accompanying notes are an integral part of these financial statements)

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        (Unaudited)
                                                                                     Three Months Ended
                                                                                       September 30,
                                                                     ---------------------------------------------------
                                                                              1999                       1998
                                                                     -----------------------    ------------------------


Revenue:
     Net sales                                                                   $1,019,766     $                     -
     Interest and other income                                                        6,666                      43,583
                                                                     -----------------------    ------------------------
                                                                                  1,026,432                      43,583
                                                                     -----------------------    ------------------------
Costs and Expenses:
     Cost of goods sold                                                             645,398                           -
     General and administrative                                                   1,595,841                     334,366
     Selling and marketing                                                          445,537                           -
     Research and development                                                       521,037                           -
     Product support                                                                112,971                           -
     Depreciation and amortization                                                  355,061                           -
     Interest                                                                       142,960                           -
                                                                     -----------------------    ------------------------

                                                                                  3,818,805                     334,366
                                                                     -----------------------    ------------------------

Loss Before Extraordinary Item                                                  (2,792,373)                   (290,783)

Extraordinary Loss on Extinguishment of Debt                                      (352,875)                           -
                                                                     -----------------------    ------------------------
Net Loss                                                                       $(3,145,248)                  $(290,783)
                                                                     =======================    ========================

Loss per share- basic and diluted:


    Loss Before Extraordinary Item                                                  $(0.31)                     $(0.21)

                                                                     ----------------------     -----------------------
    Net Loss

                                                                                    $(0.35)                     $(0.21)

                                                                     -----------------------    ------------------------


Weighted average number of shares outstanding                                     8,985,875                   1,400,000
                                                                     -----------------------    ------------------------







  (The accompanying notes are an integral part of these financial statements)

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        (Unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                     ---------------------------------------------------
                                                                              1999                       1998
                                                                     -----------------------    ------------------------


Revenue:
     Net sales                                                                   $1,912,243                           $
                                                                                                                      -
     Interest and other income                                                      112,688                      43,583
                                                                     -----------------------    ------------------------
                                                                                  2,024,931                      43,583
                                                                     -----------------------    ------------------------
Costs and Expenses:
     Cost of goods sold                                                           1,106,118                           -
     General and administrative                                                   2,233,700                     399,732
     Selling and marketing                                                          695,106                           -
     Research and development                                                       786,556                           -
     Product support                                                                189,199                           -
     Depreciation and amortization                                                  566,061                           -
     Interest                                                                       228,232                           -
                                                                     -----------------------    ------------------------

                                                                                  5,804,972                     399,732
                                                                     -----------------------    ------------------------

Loss Before Extraordinary Item                                                  (3,780,041)                   (356,149)


Extraordinary Loss on Extinguishment of Debt                                      (352,875)                           -

                                                                     -----------------------    ------------------------

Net Loss                                                                       $(4,132,916)                  $(356,149)
                                                                     =======================    ========================
Loss per share- basic and diluted:


    Loss Before Extraordinary Item                                                  $(0.57)                     $(0.25)

                                                                     ----------------------     -----------------------
    Net Loss

                                                                                    $(0.62)                     $(0.25)

                                                                     -----------------------    ------------------------


Weighted average number of shares outstanding                                     6,646,293                   1,400,000
                                                                     -----------------------    ------------------------

  (The accompanying notes are an integral part of these financial statements)

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   (Unaudited)
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                   ---------------------------------------------
                                                                                           1999                    1998
                                                                                   ----------------------   --------------------
Operating Activities:
Net loss                                                                                    $(4,132,916)             $(356,149)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and Amortization                                                               566,061                      -
     Gain on sale of Marketable securities                                                      (70,687)                      -
     Issuance of common stock for services                                                       388,475                      -
     Extraordinary loss on extinguishment of debt                                                352,875                      -
Increase  (decrease)  in cash  attributable  to changes in operating  assets and liabilities:
    Prepaids and other receivables                                                                80,323                      -
    Accounts receivable                                                                          337,926                      -
    Inventory                                                                                   (30,716)                      -
    Deferred compensation                                                                         25,272                      -
    Accounts payable, accruals and other                                                         709,514                373,381
                                                                                   ----------------------   --------------------
Net cash (used in) provided by operating activities                                          (1,773,873)                 17,232
                                                                                   ----------------------   --------------------

Investing Activities:
    Loans to PSI Communications, Inc.                                                          (300,000)                      -
    Loans to Infinop Holdings, Inc.                                                            (724,000)                      -
    Proceeds from sale of marketable securities                                                  739,955                      -
    Deferred costs of Infinop Holdings, Inc. acquisition                                       (159,132)                      -
    Receivable from related party                                                              (201,084)                      -
    Security Deposits                                                                           (70,265)                      -
    Capital expenditures                                                                        (24,414)                      -
    Other acquisition costs                                                                    (291,870)                      -
                                                                                   ----------------------   --------------------
Net cash used in investing activities                                                        (1,030,810)                      -
                                                                                   ----------------------   --------------------

Financing Activities:
    Repayment of Convertible notes payable                                                     (200,000)                      -
    Loan payable to related parties                                                            1,480,328                      -
    Bank indebtedness                                                                                460                      -
    Principal payments of long-term debt                                                        (25,110)                      -
    Proceeds from convertible notes payable                                                       30,000                      -
    Issuance of common stock                                                                     555,203                      -
    Proceeds from subscription receivable                                                        990,000                      -
                                                                                   ----------------------   --------------------
Net cash provided by financing activities                                                      2,830,881                      -
                                                                                   ----------------------   --------------------

Effect of exchange rate changes                                                                  (1,073)                      -

Net increase in cash and cash equivalents                                                         25,125                 17,232

Cash and cash equivalents, beginning                                                              13,856                      -

                                                                                   ======================   ====================
Cash and cash equivalents, end                                                                   $38,981                $17,232
                                                                                   ======================   ====================

  (The accompanying notes are an integral part of these financial statements)

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                   (Unaudited)
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                   ---------------------------------------------
                                                                                           1999                    1998
                                                                                   ----------------------   --------------------
Noncash Transactions:
Acquisition of Develcon:
   Fair value of assets acquired                                                             $12,226,306                      -
   Liabilities assumed                                                                       (9,692,412)                      -
   Common stock issued                                                                       (2,533,894)                      -
                                                                                   ----------------------   --------------------
   Net cash paid for acquisition                                                                       -                      -
   Cash acquired in acquisition                                                                        -                      -
                                                                                   ----------------------   --------------------
Cash paid for acquisition                                                                              -                      -
                                                                                   ======================   ====================


Issuance of common stock for debt (Develcon creditors)                                          $921,878                      -
                                                                                   ======================   ====================

Conversion of notes payable into common stock                                                 $2,739,272                      -
                                                                                   ======================   ====================


Conversion of Series A Convertible Preferred Stock into common stock                          $1,000,000                      -
                                                                                   ======================   ====================




  (The accompanying notes are an integral part of these financial statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.       Basis of Presentation

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

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Form 10-K as at December 31, 1998, as well as in conjunction with the audited financial statements included in the Company's Form 10-Q as at June 30, 1999.

The consolidated financial statements for the year 1999 include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly-owned subsidiary, Develcon and its subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

2.       Inventories

Inventories consist of:

                 Raw materials                                         $     727,646
                 Work-in-process                                             536,930
                 Finished goods                                            1,324,421
                                                                           ---------

                                                                        $  2,588,997
                                                                           =========

3.       Acquisitions

Merger with Radar Resources

Vianet Technologies, Inc., a Delaware corporation ("Vianet Delaware"), was formed in March 1998. In March 1999, Vianet Delaware consummated a merger (the "Vianet Merger") with Radar Resources, a Nevada corporation ("Radar"), pursuant to which Vianet Delaware merged with and into Radar, with Radar as the surviving corporation. Upon completion of the Vianet Merger, Radar changed its name to Vianet Technologies, Inc.

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

In exchange for restructuring the repayment schedule of its debt, a lender of Develcon was granted warrants to purchase 150,000 shares of Vianet stock at $6.00 per share. Since such debt had not been repaid by June 30, 1999, these warrants were issued August 1, 1999, and are exercisable through June 2002. The Arrangement became effective on May 17, 1999. Accordingly, the assets and liabilities have been consolidated as of the date of acquisition and the results of operations have been included from May 17, 1999, to September 30, 1999.

The former shareholders and creditors of Develcon hold 2,707,114 shares of the 9,140,886 shares of common stock the Company has outstanding.

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

The following unaudited pro forma consolidated results of operations are presented as if the acquisition had been made at the beginning of the nine month period ending September 30, 1999:

         Net sales                                            $ 5,021,300
         Loss before extraordinary item                       $(7,575,353)
         Net loss                                             $(7,928,228)
         Loss per share before extraordinary item             $(0.98)
         Loss per share after extraordinary item              $(1.02)

The following unaudited pro forma consolidated results of operations are presented as if the acquisition had been made at the beginning of the nine month period ending September 30, 1998:

                                    Net sales                 $ 9,121,535
                                    Net loss                  $(3,883,996)
                                    Loss per share            $(0.68)

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

Acquisition of Infinop Holdings, Inc.

On May 19, 1999, the Company entered into a letter of intent to acquire 100% of Infinop Holdings, Inc. ("Infinop") of Denton, Texas, a privately held corporation, in exchange for common shares of Vianet. The Company has advanced Infinop $724,000 in loans as at September 30, 1999. The acquisition, which will be accounted for as a purchase, was completed on October 12, 1999, the outstanding loans were forgiven, and 2,878,542 common shares of the Company were issued to Infinop's shareholders and option holders.

Option to Purchase PSI Communications, Inc.

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

4.   Related Party Transactions

Demand loans payable consists of approximately $1,960,000 payable to two affiliated entities and one of the Company's shareholders bearing interest at 10% per annum. In addition, non-interest bearing loans payable to four of the Company's shareholders and entities controlled by Shareholders approximated $550,000.

Non-interest bearing receivables from a related party totaled $201,084 as of September 30, 1999.

5.       Changes in Capital Stock

On August 5, 1999, pursuant to a private placement offering, the Company issued 100,000 shares of common stock for $550,000 and 55,000 three-year warrants exercisable at $6.60 per share. The placement agent received $50,000 and 10,000 shares of common stock, with a fair value of $38,750, in connection with the transaction.

In conjunction with a modification of the banking facilities with Royal Bank of Canada (RBC), the Company issued 120,000 shares of common stock, with a fair value of $352,875, to RBC and warrants to purchase additional 150,000 common shares, exercisable at $6.00 per share (see note 8).


Additionally, throughout the third quarter, the Company issued 109,500 shares of common stock, with a fair value of $349,725, in exchange for services rendered.


6.       Accumulated Other Comprehensive Income

The Company reports and presents comprehensive income (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

Foreign currency translation adjustments for the nine months ended September 30, 1999 were ($1,073).

The following table reconciles net loss to total comprehensive loss:

                                                                       Three Months          Nine Months
                                                                           Ended                Ended
                                                                       September 30,        September 30,
                                                                           1999                 1999
                                                                     ------------------   ------------------
Net loss                                                                   (3,145,248)          (4,132,916)
Other Comprehensive Loss -Foreign currency translation adjustments
                                                                              (21,666)              (1,073)
                                                                     ------------------   ------------------

Total Comprehensive Loss                                                   (3,166,914)          (4,133,989)
                                                                     ==================   ==================

7.        Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and warrants. Computation of diluted loss per share is not reflected, because including potential common shares will result in an anti-dilutive per share amount due to the loss in the period.

The following table reconciles the number of common shares outstanding with the number of common shares used in computing net loss per share:

                                                       Three Months          Three Months        Nine Months         Nine Months
                                                           Ended                 Ended               Ended               Ended
                                                       September 30,         September 30,       September 30,       September 30,
                                                            1999                  1998                1999                1998
                                                    ---------------------  -------------------  -----------------   ----------------
Basic and Diluted Loss Per Share

Common shares outstanding                                      9,140,886            1,400,000          9,140,886           1,400,000
Effect of using weighted average                               (155,011)                    -        (2,494,593)                   -
                                                    =====================  ===================  =================   ================
Weighted average number of shares outstanding
                                                               8,985,875            1,400,000          6,646,293           1,400,000
                                                    =====================  ===================  =================   ================


In March 1999, in connection with a merger agreement, which resulted in a reverse acquisition, there was a 4 for 1 exchange of shares. All shares and per share data have been restated to reflect the reverse acquisition.

8.       Debt Agreements

The Company is in default on certain debt agreements, including nonpayment of principal and interest, and in violation of financial covenants, which allow the lenders to demand repayment. As such, the balances with respect to these debt agreements are included in current maturities of long-term debt. During August 1999, the Company modified its banking arrangement with RBC which provided for the issuance of common shares and warrants (see Note 5) in exchange for RBC agreeing not to exercise its option to demand immediate payment of the debt because of violation of certain financial covenants, until June 30, 2000. The modified banking arrangement has substantially different terms from the original debt instrument and as a result is recorded at its fair value, with an extraordinary loss of US$352,875 recorded on the extinguishment of the original debt instrument. The current banking facilities provided by RBC consist of a CDN$1,500,000 term loan. The term loan is payable in three CDN$500,000 installments due on or before December 31st of 2000, 2001 and 2002, respectively. Interest charged on the Company's RBC facilities is calculated at 8.5% per year. Furthermore, all indebtedness of the Company under the RBC facilities is secured by Develcon's assets and a corporate guarantee executed by the Company. The company is also in violation of its agreement with respect to a note payable with a Canadian government entity (CDN$344,087). The lender has the option to demand that the entire outstanding balance become immediately due and payable. No such demand has been made. Management believes that its operating losses are primarily due to inadequate financing and is dependent on its ability to obtain additional sources of financing to fund its working capital requirements. The Company is considering several alternatives to fund these requirements. There is no assurance the Company will be able to obtain continuing adequate funding on acceptable terms and no assurance that once obtained such additional funding will result in the Company's profitable operation.

9.       Consulting Agreements

In August 1999, the Company entered into consulting agreements with two investor relations firms, which provide for monthly fees of $12,000 and the issuance of 100,000 shares of common stock and 450,000 warrants to purchase common stock at $6 to $8 per share.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are statements about future performance or results, and include any statements using the words "believe", "expect", "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which we are constantly reviewing. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, relations with ILECs and their ability to provide delivery of services including interoffice trunking, implementation of back office service delivery systems, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. We have no obligation to update or revise forward-looking statements.

The following information has not been audited. You should read this information in conjunction with the condensed financial statements and related notes to financial statements included in this report. In addition, please see our Management Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998, as well as our Management Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements included in the Company's Form 10-Q as at June 30, 1999.Vianet Technologies, Inc. is referred to as "we", "us" or "our" in this report.

Significant Transactions

The Company is transitioning through a period of completing transactions. The costs and other effects of these programs and activities are adversely impacting current results for intended benefits of improving revenues, operating performance and financial results in future reporting periods. Prior to September 30, 1999, the Company completed one acquisition, Develcon, and subsequent to September 30, 1999, the Company completed the acquisition of Vianet Labs (formerly Infinop Holdings, Inc.). The Company intends on completing the acquisition of PSI Communications, Inc. prior to December 31, 1999. Details behind the aforementioned acquisitions and intended acquisition are as follows:

Our predecessor, Vianet Technologies, Inc., a Delaware corporation ("Vianet Delaware"), was formed in March 1998. In March 1999, Vianet Delaware consummated a merger (the "Vianet Merger") with Radar Resources, a Nevada corporation ("Radar"), pursuant to which Vianet Delaware merged with and into Radar, with Radar as the surviving corporation. Upon completion of the Vianet Merger, Radar changed its name to Vianet Technologies, Inc.

From its inception to March 1999, Radar had engaged in no business and had no operational history. Radar was originally incorporated under the name Radar, Inc., in the state of Utah on April 11, 1986. In December 1993, Radar was reorganized under the laws of Nevada. Pursuant to this reorganization, Radar changed the state of its domicile, and Radar formed a new corporation in Nevada, Radar Resources, Inc., which acquired all of the contractual obligations, shareholder rights and identity of the original Utah corporation, and then the Utah corporation was dissolved.

Prior to the Vianet Merger, Vianet Delaware's business activities consisted primarily of entering into a plan of arrangement to acquire Develcon Electronics Limited, an Ontario, Canada corporation specializing in networking products and systems ("Develcon"), and obtaining a licensing agreement for Synchronous Packet Switching Technology ("SPS") from NewCom Technologies, Inc., a Delaware corporation ("NewCom").

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

The Company believes the new Orbitor 530 Branch Office Router is the only product available in today's market that combines the features and performance of a large branch office router, while still keeping the product small in both size and price. In the Orbitor 530, Develcon has developed a versatile full-featured router that is targeted specifically to the needs of small offices.

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

On February 12, 1999, the Company entered into an Arrangement Agreement (the "Arrangement") to acquire all the outstanding shares of Develcon. The
Arrangement was approved by the Supreme Court of British Columbia, the Securityholders and Debentureholders of Develcon. The Arrangement became effective on May 17, 1999. Accordingly, the assets and liabilities have been consolidated as of the date of acquisition and the results of operations have been included from May 17, 1999, to September 30, 1999.

The former shareholders and creditors of Develcon hold 2,707,114 shares of the 9,140,886 shares of common stock the Company has outstanding.

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

Infinop Holdings, Inc.

Infinop is an industry leader in the development of advanced compression technologies for a wide range of software and hardware applications. Infinop's patented compression technology dramatically improves compression ratios, increases transmission speeds and improves image quality. Infinop offers a unique approach, which has the capability to generate an entire spectrum of compression products for every type of data.

On May 19, 1999 the Company entered into a letter of intent to acquire 100% of Infinop Holdings, Inc. ("Infinop"), a privately held corporation located in Denton, Texas, in exchange for common shares of Vianet. As part the agreement the Company agreed to advance Infinop $640,000 in loans. Additional loans of $84,000 were provided during the month of September. On October 12, 1999, the acquisition was completed and the Company issued 2,878,542 common shares to Infinop's shareholders and option holders and the loans were forgiven.

On October 12, 1999, Infinop Holdings, Inc. changed its name to Vianet Labs.

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

The DLC system has the capability to transport Bellcore and ITU-T standard and data interfaces over fiber optic T-1, E-1 and V.35 with plans to add broadband Internet interfaces including ISDN, BRI/PRI, xDSL, IP video and Frame Relay. This combination will result in the first true integrated V5.2 DLC fiber optics multiplexer. This technology solves a long time telco concern: how to reach the consumer market with high bandwidth capabilities.

On July 15, 1999, the Company signed an option agreement (which was amended in November 1999) to acquire 100% of PSI Communications, Inc. ("PSI"), a privately held Delaware corporation, in exchange for common shares of Vianet. As part the agreement the Company agreed to fund PSI $500,000 in loans. If the agreement is consummated the Company will issue a minimum of 2,500,000 common shares to PSI's shareholders and option holders and the loans will be forgiven. In the event that the Company decides not to exercise its option to acquire PSI, it will be entitled to non-exclusive license for PSI's products. The Company currently intends to exercise its option to acquire PSI.

The Company expects this acquisition to be completed in the fourth quarter of 1999.

The Company believes that the combined product portfolio of PSI, Develcon, and Infinop provides a broad range of solutions aimed at the high growth of domestic network buildout fueled by the e-commerce boom and leaves Vianet well positioned to address the Internet Service Provider and CLEC market.

Results of Operations

Nine Month Period Ended September 30, 1999

During the nine months ended September 30, 1999, Vianet completed several significant transactions.

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

In May 1999, Vianet acquired Develcon Electronics Ltd. The acquisition was accounted for as a purchase, and the purchase price of Develcon was determined by the number of shares issued by Vianet to effect the acquisition and the amount of loans provided to Develcon.

As a result of the foregoing transactions, Vianet's consolidated financial statements as of and for the nine month period ended September 30, 1999, include the following:

     o The results for the Company and Vianet Delaware prior to completion of the Vianet Merger;

     o A consolidation of the assets and liabilities of the Company and Develcon as of the date of the Develcon acquisition; and

     o The results operations of Develcon from the date of the acquisition to September 30, 1999.

The following is a discussion of the operations for Vianet and Develcon during this period.

Vianet

Prior to completion of the merger, Vianet (then known as Radar) was an inactive company, and, accordingly, it did not have any revenues from operations. At the time of the consummation of the merger, Radar had no assets and no liabilities.

Vianet Delaware

Vianet Delaware was incorporated in March 1998. From its incorporation through the date of consummation of the Vianet Merger, Vianet had been primarily focused on development and implementation of its business plan, including acquiring a license for SPS technology and entering into an Agreement to acquire Develcon Electronics.

During the period of March 1998 to December 1998, Vianet Delaware incurred an operating loss of ($491,857), all of which consisted of selling, general and administrative expenses associated with development activities of Vianet Delaware.

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

Sales

Vianet had net sales of $1,912,243 for the nine months ended September 30, 1999. Vianet acquired Develcon on May 17, 1999 and, accordingly, the sales recorded are only for the period May 17, 1999, to September 30, 1999. Sales and operating performance have been negatively impacted by working capital constraints. Vianet does not expect a significant increase in sales until the first quarter of 2000. Other revenues consisted of interest on cash deposits and a gain on the sale of marketable securities of $112,688.

Cost of Goods Sold and Gross Profit

Vianet's cost of sales was $1,106,118, representing margins of 42%, which are below historical margins for Develcon's products due to difficulties in shipping economical quantities of products given limited working capital. Vianet expects margins to improve to historic levels of approximately 52% by the end of the first quarter of the year 2000, based upon a more a stable financial operating environment, although no assurances can be given that the margin improvement can be achieved.

General and administrative

General and administrative expenses amounted to $2,233,700. This amount was comprised primarily of legal, professional fees and investor relations expenses of Vianet, which totaled $1,779,711. These expenses are expected to lessen significantly in the first quarter of the year 2000, after the Vianet Labs acquisition is completed.

Selling and Marketing/Product Support

Selling and marketing amounted to $695,106 and product support totaled $189,199. Vianet has continued a high level of spending relative to sales during the period of adjustment under new ownership. Vianet expects more traditional ratios of sales to expenditures to be achieved by the end of the first quarter of the year 2000, although no assurances can be given that this will be achieved.

Research and Development

Research and development amounted to $786,556, which consists primarily expenditures on Orbitor and Athena Access product lines. Vianet expects more traditional ratios of sales to research and development expenditures to be achieved by the end of the first quarter of the year 2000 although no assurances can be given that this will be achieved.

Depreciation and Amortization

Depreciation and amortization amounted to $566,061 and represents the amortization of Vianet's SPS Technology License ($67,500) over five years, depreciation on Develcon's property and equipment ($134,129) and amortization of intangibles on the acquisition of Develcon over a period of six years ($364,432).

Three Month Period Ended September 30, 1999

Sales

Vianet had net sales of $1,019,766 for the three months ended September 30, 1999. Sales and operating performance have been negatively impacted by working capital constraints. Vianet does not expect a significant increase in sales until the first quarter of 2000. Interest on cash deposits and other income amounted to $6,666.

Cost of Goods Sold and Gross Profit

Vianet's cost of sales was $645,398, representing margins of 37%, which are below historical margins for Develcon's products due to difficulties in shipping economical quantities of products given limited working capital. Vianet expects margins to improve to historic levels of approximately 52% by the end of the first quarter of the year 2000, based upon a more a stable financial operating environment, although no assurances can be given that the margin improvement can be achieved.

General and administrative

General and administrative expenses amounted to $1,595,841. This amount was comprised primarily of legal, professional fees and investor relations expenses of Vianet, which totaled $1,279,103. The Vianet portion of these expenses are expected to reduce significantly in the first quarter of the year 2000, after the Vianet Labs acquisition is completed.

Selling and Marketing/Product Support

Selling and marketing amounted to $445,537 and product support totaled $112,971. Vianet has continued a high level of spending relative to sales during the period of adjustment under new ownership. Vianet expects more traditional ratios of sales to expenditures to be achieved by the end of the first quarter of the year 2000, although no assurances can be given that this will be achieved.

Research and Development

Research and development amounted to $521,037, which consists primarily expenditures on Orbitor and Athena Access product lines. Vianet expects more traditional ratios of sales to research and development expenditures to be achieved by the end of the first quarter of the year 2000, although no assurances can be given that this will be achieved.

Depreciation and Amortization

Depreciation and amortization amounted to $355,061 and represents the amortization of Vianet's SPS Technology License ($22,500) over five years, depreciation on Develcon's property and equipment ($85,629) and amortization of intangibles on the acquisition of Develcon over a period of six years ($246,932).

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to the completion of the merger between Radar and Vianet Delaware, both Radar and Vianet Delaware had limited working capital and their prospects for obtaining capital were severely limited. Upon completion of the Vianet merger, Vianet Delaware ceased to exist and Radar changed its name to Vianet Technologies, Inc. Up until the completion of the Vianet Merger, Vianet Delaware had sustained its operations from its inception (March 1998) primarily from the sale of equity. Specifically, in December 1998, Vianet sold 1,000,000 shares of common stock for an aggregate of $1,000,000 in cash.

Subsequent to September 30,1999 the Company has completed the following financings:

         On October 12, 1999, Vianet Technologies, Inc. (the "Company") consummated its acquisition of all of the issued and outstanding stock of Infinop Holdings, Inc. ("Infinop"), in exchange for the issuance of up to 2,878,542 shares of Common Stock of the Company, as described below. The transaction was completed in accordance with the terms of the Agreement and Plan of Merger, dated August 31, 1999, by and among the Company, Vianet Labs, Inc., a Delaware corporation ("Vianet Labs"), which is a wholly owned subsidiary of the Company, Infinop and Paul Fisher, Howard Fisher and Craig Fisher (collectively, the "Principal Stockholders").

         Infinop is engaged, through its subsidiaries, Computer and Information Science, Inc., and INFInet Op., Inc., in the business of developing and marketing data compression and pattern recognition software. Its key products, all of which incorporate its proprietary wavelet technology, are Lightning Strike, a product designed to effectuate still imagery compression, LSVideoN and LSVideoR, products designed to effectuate video or moving image processing, LSBio, a product that facilitates the compression of scanned documents for long-term data storage, and LSStorm, a product that reduces the bulk of information moving through a network.

         As a result of the completion of this transaction, Infinop has become a wholly-owned subsidiary of Vianet and all of the outstanding shares of Infinop Common Stock have been cancelled and converted into shares of Vianet's Class A Common Stock, par value $0.001 per share (the "Vianet Common Stock"). In addition, the Infinop shareholders have the right to receive additional consideration in the form of shares of common stock of the Company (or, upon the election of the Principal Stockholders, in the form of cash, subject to a maximum cash limit of $3,200,000) (the "Additional Consideration"). The Additional Consideration will be based on royalties actually received by Vianet during the four year period (the "Additional Payment Period") following the closing of the Merger (the "Closing") under the terms of the following two Software License
         Agreements: (i) the Software License Agreement dated June 25, 1998 between Infinop Op, Inc. and Video Stream International (now doing business as "Teraglobal") (the "Teraglobal Contract"); and (ii) the Software License Agreement dated October 15, 1998 between Infinop Op, Inc. and Transwire, Inc. (now doing business as "Prism") (the "Prism Contract").

         The Additional Consideration payable in respect of each outstanding share of Infinop Common Stock will represent each share's pro rata portion of a fixed percentage of the cumulative royalties in excess of $4 million received by Vianet during the Additional Payment Period. The percentage upon which those payments will be based will represent the aggregate of 50% of the royalty received from the Teraglobal Contract and 40% of the royalties received under the Prism Contract. All

         Additional Consideration will be payable in shares of Vianet Common Stock, unless the Principal Stockholders elect to receive cash (subject to an aggregate limit of $3.2 million in cash). The Additional Consideration payable in respect of each share of Infinop Common Stock will be distributed within 30 days of the end of each annual period during the Additional Payment Period. For purposes of determining the number of shares of Vianet Common Stock payable as Additional Consideration, the Vianet Common Stock will be valued at the average closing price of Vianet Common Stock for the five trading days immediately preceding the end of the related annual period.

         Additional details regarding this transaction are included within a report on Form 8-K reporting the acquisition of Infinop Holdings, Inc. This report was filed on October 28, 1999.

     o On October 29, 1999, the Company borrowed $5,000 from Mr. B.M. Arnstein, an Officer of the Company.

     o On November 1, 1999, the Company issued 20,000 shares of common stock in exchange for legal services.

The Company intends to consolidate and build our sales and marketing team, to purchase inventory and capital equipment, and to fund the purchase of PSI. Our ability to become a serious competitor in the network access, Internet, E-commerce, and value-added services markets is dependent upon obtaining additional financing.

We have entered into a credit facility (the "Facility") with an affiliated company controlled by the President of the Company. The Facility is for a maximum of $3,000,000, bears interest at 10% per annum and monthly fees of $15,000 and is secured on the Company's investments in Develcon, Vianet Labs and it's loans to PSI. The Facility is repayable in the event that the company raises more than $8,000,000 in equity financing and in any event no later than March 31, 2000. In the event that the company defaults on the Facility we may lose the ownership of our principal assets. As at September 30, 1999 we had drawn $1,959,000 against the Facility and have drawn a further $432,000 in the period from September 30, 1999 to the date of this filing.

         POTENTIAL FINANCING

We are currently seeking new equity financing arrangements to provide the necessary capital to fully fund our operations and pursue our business strategy. Specifically, we have engaged Aegis Capital Corp. (the "Placement Agent") of 70 East Sunrise highway, Suite 45, Valley Stream, New York, New York 11581-1264 to raise between $1,000,000 and $3,000,000 in equity financing (the "Offering") with private qualified investors.

The following is a brief description of the Units offered by the Company in the Offering.

         Units

Each Unit offered hereby is comprised of 33,333 Common Shares, 33,333 Class A Warrants, 33,333 Class B Warrants and 33,333 Class C Warrants. The number of Common Shares included with a Unit was determined by dividing the per Unit purchase price of $100,000 by $3.00. For each Common Share included within a Unit, one Class A Warrant, one Class B Warrant and one Class C Warrant were also included.

     At the time that 50% of the Common Stock becomes publicly saleable (either pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), or because a registration statement filed under the Securities Act covering such shares is declared effective by the Securities and Exchange Commission (the "SEC")), (the "First Measuring Date") and at the expiration of any Lock-up Period (the "Second Measuring Date") if closing prices of the Common Stock (as reported by the Bulletin Board, The NASDAQ Stock Market or a securities exchange, depending upon where the Company's Common Stock is then traded or listed) (the "Later Market Value") is less than $4.29 per share (the "Base Market Value"), the Investor shall be entitled to receive additional Warrants as if the Offering had been based upon the Later Market Value (rounded up to the next whole cent) (but in no event more than an additional 100% of the original shares of Common Stock and Warrants issued). For example, if on either Measuring Date the price of the Common Stock is $4.00, then the investors will receive such number of shares of Common Stock so as to make the assumed Offering Price per share $2.80 (a 30% discount from $4.00).

In addition, in the event that the closing price of the Company's Common Stock is less than $5.00 on the effective date of the Company's next registration statement, then the Exercise Price of the Warrants shall be adjusted as to reflect the closing price of the Common Stock on that day, which shall be deemed the new Exercise Price.

Any such readjustment in the Exercise Price or number of the Warrants shall only apply to the unexercised portion of the Warrants. The right to receive additional Warrants shall not be deemed attached to the purchased Common Stock and Warrants, and shall not be considered transferred to any person who acquires such originally purchased Common Stock and Warrants.

         Common Shares

The holders of the Common Shares have no preemptive or subscription rights in later offerings of Common Shares and are entitled to share ratably (i) in such dividends as may be declared by the Board of Directors out of funds legally available for such purpose and (ii) upon liquidation, in all assets of the Company remaining after payment in full of all debts and obligations of the Company. The Company has not paid any dividends on the Common Shares, and no dividends are contemplated in the foreseeable future. See "Dividend Policy."

         Warrants

Each Class A Warrant, Class B Warrant and Class C Warrant is exercisable until the fifth anniversary of the Initial Closing, subject to earlier redemption, under certain circumstances, as discussed below.

The Class A Warrants are exercisable at a price of $5.00 per share; the Class B Warrants are exercisable at a price of $6.25 per share; and the Class C Warrants are exercisable at a price of $7.50 per share. The respective exercise prices were determined based upon the Assumed Market Price. The exercise prices of the Class B Warrants and Class C Warrants are equal to 125% and 150% respectively, of the Class A Exercise Price ($5.00). In the event that the closing price of the Company's common Stock is less than $5.00 on the effective date of the Company's next registration statement, then the Exercise Price of the Warrants shall be adjusted as to reflect the closing price of the Common Stock on that day, which shall be deemed the new Exercise Price. Any such readjustment in the exercise prices of the Warrants shall only apply to the unexercised portion of the Warrants.

         Other Warrants

The Placement Agent is entitled to receive five-year warrants to purchase up to 10% of the number of Units sold in the Offering, which could range from 33,333 to 99,999 of each of the Common Stock and Class A, B, and C Warrants.

         Registration Rights

Vianet has granted the holders of the Units certain registration rights under the Registration Rights Agreement. Vianet has agreed to prepare and file a registration statement under the Securities Act of 1933 (the "Registration Statement"), as amended, for all Common Shares underlying each Unit (including the Common Stock underlying the Warrants which are part of each Unit), within one-hundred twenty (120) days of the Final Closing (the "120 Day Period"). In the event that the Registration Statement is not effective at the close of business on the last day of the 120 Day Period, Vianet has agreed to pay to the holders of the securities purchased in this Offering (the "Holders") an aggregate of, one percent (1%) of all securities sold in the Offering, upon expiration of the first thirty (30) days after the 120 Day Period, and two percent (2%) of such securities for every 30 day period thereafter that the Registration Statement has not been declared effective (the "Penalty Shares"). In addition, Vianet has agreed to place nine months worth of Penalty Shares in escrow with Sichenzia, Ross & Friedman LLP, a New York law firm, upon the final closing of this offering.

Purchasers of the Units offered herein agree not to sell fifty percent (50%) of the Common Stock underlying the Units for a period of six months from the effective date of the Registration Statement or upon NASDAQ listing, whichever occurs first (the "Lock-Up Period"). In any event, the Lock-Up Period will expire twelve (12) months from the date the securities offered herein were issued. The Holder may sell the balance of the Common Stock (fifty percent (50%)) upon effectiveness of the Registration Statement or at such time as the securities are available for resale under Rule 144, whichever occurs first.

By executing the Registration Rights Agreement, each investor will be granting power-of-attorney to a duly authorized officer of the Placement Agent to negotiate the terms and condition of the Lock-Up agreements of the holder of Registrable Securities and any other restrictions on the right of such holder to sell his or its shares of Common Stock which shall be imposed by any underwriter in connection with any proposed public offering or by NASDAQ in connection with any application for listing of the Registrable Securities made by Vianet to NASDAQ (including, without limitation, the length of the Lock-Up Period, and the other rights of the holder of Registrable Securities to sell his or its Registrable Securities).

The Placement Agent also has certain registration rights with respect to the securities underlying the Agent's Options.

We currently expect an initial closing on the Offering on or before November 30, 1999. However, there can be no assurances that this or any other additional financing will be available on acceptable terms, if at all. If the intended offering is not successfully completed and additional financing arrangements are not obtained, we may be unable to fully fund our operations, pursue our business strategy, take advantage of new opportunities, develop or enhance our products, or respond to competitive pressures and financial or marketing hurdles. Such inability could have a materially adverse effect on Vianet's business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of our production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond our control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which we are operating. Accordingly, there can be no assurance that we will complete the proposed expansion of our production and marketing activities described herein.

ADDITIONAL LIQUIDITY DISCUSSION

Vianet's working capital deficit at September 30, 1999 was ($5,428,765). As a result, the Company is in default on certain debt agreements, including nonpayment of principal and interest, and in violation of financial covenants, which allows the lenders to demand repayment. No such demands have been made. Management believes that its operating losses are in part due to inadequate financing and is dependent on its ability to obtain additional sources of financing to fund its working capital requirements. The Company is considering several alternatives to fund these requirements. There is no assurance the Company will be able to obtain continuing adequate funding on acceptable terms and no assurance that once obtained such additional funding will result in the Company's profitable operation.

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

CONCLUSION

The Company has operational, financial and product introduction plans which, if achieved, will result in profitability and cash equilibrium in early 2000. Considering the available financial resources, current business prospects, the outlook for cash available from customer collections, the outlook for cash to be used in operations and investing, and actions to control spending, the Company believes it has or can obtain the financial resources to meet its business requirements for the balance of the current year. There can be no assurance, however, that the assumptions and projections underlying or supporting this outlook will be realized. The Company has incurred significant operating losses and negative cash flows from operations in since its inception in March 1998. The cash flows were funded by proceeds from borrowings under credit facilities and by sales common stock. The Company expects operating losses and negative operating cash flow to continue at least through the end of 1999. It is uncertain when, if ever, the Company will report operating income or positive cash flow from operations. If cash needs exceed available resources, there also can be no assurance that additional capital will be available through public or private equity or debt financings. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the unfavorable outcome of such an uncertainty.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS

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

The Company's future success is highly dependent upon its ability to develop, produce and market products that incorporate new technology are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be commercially successful or technically advanced due to the rapid improvements in information technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company competes with established equipment manufacturers with greater financial resources and more developed channels of distribution. No assurances can be given that the Company will be successful in competing in this environment.

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

Item 6.  Exhibits and Reports

         (a)  Exhibit.

                 I - Financial Data Schedule

         (b) Reports on Form 8-K:

                    On March 23,  1999,  the Company  filed a report on Form 8-K reporting the merger with Vianet Technologies, Inc.

                    On August 18, 1999 the Company  filed a report on Form 8-K/A reflecting the audited financial statements as at December 31, 1998. The submission was amended on September 8, 1999.

                    On  September  10, 1999 the  Company  filed a report on Form
               8-K/A reflecting the change in the Registrant's Certifying Accountant.

                    On  September  24, 1999 the  Company  filed a report on Form
               8-K/A  reflecting  a  letter  from  the   Registrant's   previous
               Certifying Accountant.

                    On October 28, 1999,  the Company filed a report on Form 8-K reporting the acquisition of Infinop Holdings, Inc.

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


                                          VIANET TECHNOLOGIES, INC. (Registrant)


Date: November 16, 1999                           /s/ VINCENT L. SANTIVASCI
                                                      Vincent L. Santivasci
                                                      Chief Financial Officer