Form 10KSB
period 1999-12-31
VIANET TECHNOLOGIES INC
filed 2000-04-14
CIK 894502

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999 Commission File No. 033-55254-19

                            Vianet Technologies, Inc.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                           87-0434285
-------------------------------                               ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

 83 Mercer Street, New York, New York                            10012
----------------------------------------                         -----
(Address of principal executive offices)                       (Zip Code)

                                 (212) 219-7680
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.001 Par Value Per Share

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                        Yes  [X]                   No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The Company's revenues for its most recent fiscal year were $166,142.

The aggregate market value of the voting stock held by non-affiliates of the Company was $71,977,971 as of April 7, 2000 based on the average bid and asked prices of such stock as of that date.

As of April 7, 2000, there were 21,292,444 shares of Common Stock, $.001 par value.

                                     PART I


Item 1. DESCRIPTION OF BUSINESS.

Overview

         We design and market advanced data compression technology and computer networking products that allow our customers to deliver integrated voice, video and data communication services to be used for network access, value-added services, and E-commerce applications.

         Our data compression products are designed to utilize patented wavelet compression techniques that allow for the delivery of high quality video, multimedia content and data over the Internet with less expense, delay and bandwidth usage. We believe that this technology allows us to provide our customers with a competitive advantage by providing high quality desktop video applications at high data transfer rates. We intend to utilize this technology as the foundation for our value added services, Internet and E-commerce business, and we expect this technology to serve as our main focus for future expansion. Our objective is to become a leading provider of enabling technology and applications that allow customers to capitalize on the Internet's rapid growth as a commercial and entertainment forum.

         We also develop, manufacture and sell computer fiber optic networking products, communications technologies. Our networking products use proprietary technology that enable efficient inter- and intra- networking with high-throughput communications, and they provide a global customer base in our targeted network access markets.

         We believe that our combined product portfolio will allow us to excel in the network access, Internet, E-commerce, and value added services market segments. We intend to continue our development as a serious competitor in these and other niche market segments in the burgeoning communications marketplace.

Compression Technology Products, E-Commerce and Value Added Services

         We develop and sell data compression technologies for software and hardware applications, utilizing a patented wavelet compression technique. Wavelet based technologies deliver data, video and multimedia content faster than conventional compression techniques. Furthermore, wavelet compression uses dramatically less bandwidth, costs less and yields higher quality Internet video and still imagery than conventional techniques. In addition, this technology is flexible enough to be used in a variety of compression products for many types of data. Our key products include the Lightning Strike suite of products that include the following:

   o LS Video Messenger - a product that enables users to send V-Mail, which consist of the E-mailing of a video file;

   o  LS Video Interactive - a Video Conferencing product;

   o LS Power Zoom - a product that allows a user to zoom and pan on still images; and

   o LS Video Stream - a streaming video product that allows users to view video on demand.

         All of these products utilize our wavelet technology, and offer customers high quality desktop video applications at high speeds. Our technology will serve as the foundation for our value added services and E-commerce business.

         We intend to market these products to the Internet, E-Commerce and value added services market segments in unique applications such as video mail, video on demand streaming, real time streaming video and IP video conferencing. We believe that these value added services afford customers a distinct competitive edge by allowing high quality desktop video applications to be delivered at high speeds.

Networking and Communications Products

         We also design, manufacture and sell networking products and systems. We produce fiber optic access equipment and specialize in the application of access and exchange technologies to improve network efficiency and reliability. We focus on the commercial multimedia communications and telecommunications markets by providing equipment that interfaces carrier access and enterprise fiber optic networks. Our current product lines, including the Starpoint fiber optic multiplexer, offer communications companies high bandwidth technology to reach consumer markets more efficiently. We market these technologies to communications companies seeking to interface carrier access and enterprise fiber optic networks. In the future, we plan to integrate our proprietary technology and technology exclusively licensed from our former subsidiary, Develcon, to expand our network access product lines.

Industry Background

         In the last several years, personal computers have become a mainstay in the home and workplace. This growth has increased the need to share information among users and has given rise to a rapidly expanding data networking and communications industry.

         Our data networking products supply multiprotocol information transport platforms that manage and distribute voice, data and video streams across fiber optic networks. These types of products are typically utilized by public networks, telecommunications and cable companies, but are the future for all business and home data, voice and video communication.

         Our data compression products include hardware and software designed to allow high quality transmission of data using less bandwidth. Data compression techniques use mathematical and processing routines to reduce the amount of data required to represent an image. In compression, the pixels of an image are decorrelated from each other, coded using a mathematical set of values and decoded back to the original image. Data compression products aim to rapidly obtain maximum compression with minimum loss of data upon restoration. Efficient data compression is increasingly important as transmissions include more still and moving images. This is compounded in an E-commerce environment that is dependant upon the detail of images and customers' ability to manipulate images for a "virtual" shopping experience.

Our Strategy

         We intend to develop a global company that focuses in three key areas of public and private networks:

         o  Network Access;
         o  Value-added services, and
         o  E-Commerce applications.

         We have built, and continue to build, a foundation to support these key objectives through our acquisitions of Vianet Access, Inc. and Vianet Labs, Inc. These acquisitions have provided us with advanced technologies that help access networks and exchange networks operate and interact efficiently and reliably. In addition, they have positioned us to supply the emerging commercial telecommunications with innovative and cost effective integrated access device
(IAD) solutions to public access providers and private network and enterprise network operators.

         Our short term plans focus on the following key areas:

         o integrating our subsidiaries' operations into our overall operations;
         o  completing to delivery of an initial product line; and
         o increasing the market penetration of our Internet access, video and bandwidth products.

         Our long-term plans focus on the following key areas:

         o integrating product development, manufacturing and marketing between our subsidiaries;
         o  seeking and identifying potential acquisition targets; and
         o  raising additional capital to fund our proposed activities.

         As the portfolio of our products and technologies evolves, we will focus on potential acquisition targets to provide enabling technologies for video server companies, multimedia integrators and developers, as well as additional access technologies.

Products and Services

         The following is a summary of the products and services that we are currently provide, or are developing, in our target markets of network access, value added services and E-commerce:

                                Vianet Product and Service Areas By Market Segment
--------------------------------------------------------------------------------------------------------------------
            Network Access                      Value Added Services                        E-Commerce
--------------------------------------- -------------------------------------- -------------------------------------
          Fiber Access Nodes                      Image Compression                       Image Zooming
            Voice over IP                     Voice and Data Streaming                  Image Compression
              ADSL, ISDN                      Real Time Streaming Video              Voice and Data Streaming
             T1, E1, V.35                            Video Mail                     Real Time Streaming Video
                                                  Facial Recognition                        Video Mail

         In addition to the foregoing, we have an exclusive license to market products and source code for the product lines of our former subsidiary, Develcon. Such license covers the Athena product lines to Fortune 100 companies based in the United States, as well as a non-exclusive license to market all of Develcon's product lines to other customers worldwide. In the future, we plan to integrate our proprietary technology and the technology that we have exclusively licensed from our former subsidiary, Develcon, to expand our network access product lines.

         Compression Technologies and Products

         Our patented wavelet compression techniques deliver video, multimedia and data at higher compression ratios, increased transmission speeds, improved image quality rate and lower cost than similar products currently on the market. Wavelet technology provides a flexible tool for the following applications:

         o  E-retail zooming;
         o  real time streaming video;
         o  IP video conferencing;
         o  video mail;
         o  image compression; and
         o  multimedia communication and storage value added services.

         We believe that these value added services afford customers a competitive edge by allowing unparalleled desktop video applications to be delivered at high speeds.

         We currently provide the following visual and compression technologies for bandwidth-conscious multimedia enterprises seeking efficient Inter- and Intranets for their business:

                   Visual and Compression Technology Products
  ------------------------------------------------------------------------------
  Store and Forward Video          Video Conferencing-              Imagery-

  Mail and Visual Notification     o IP-based wavelet            o  24 Bit Color

  Facial Recognition               o 323 video conferencing      o  Grey

  Enhanced Zooming                 o Real Time Video             o  Non-Uniform

         Our key products include the Lightning Strike suite of products that include the following:

         o LS Video Messenger - a product that enables users to send V-Mail, which consist of the E-mailing of a video file;
         o  LS Video Interactive - a Video Conferencing product;
         o LS Power Zoom - a product that allows a user to zoom and pan on still images; and
         o LS Video Stream - a streaming video product that allows users to view video on demand.

         These product lines serve as the foundation for our value added services, Internet and E-commerce business, and are currently our main focus for future expansion. We intend to develop similar video and data compression products to differentiate customers from their competitors and capitalize on the Internet's commercial potential.

         We design and sell fiber optic networking products that carry a myriad of voice, data and video streams. We offer a full line of multiprotocol information transport platforms for SDH/SONET optical backbones in public and private networks. These products include add-drop multiplexers ranging from STM-4/OC-12 to STM-1/OC-3 bandwidths, as well as Digital Loop Carriers (DLC's).

         Starpoint

         Our main fiber optic networking products is the "Starpoint," a full-feature DLC that incorporates a Cross Connect and add/drop multiplexer functionality in one unit. This fiber optic multiplexer allows efficient transmission of voice, data and video channels from backbone equipment to network users. The product will incorporate the latest V5.2 standards, as established by the International Telecommunications Union, and offers more network node locations than any other competitor, at a significantly lower price. Starpoint supports communication using Bellcore and ITU-T standard voice and data interfaces over fiber optic T1 and E1 connections and has the ability to add interfaces, such as ISDN, BRI/PRI, xDSL, Ethernet, POTS (voice), Payphon and video, with an upgrade path to a full SONET/SDH compliance. In addition, its small footspace permits installation in more confined areas than normally required for such units.

         Our product line serves as the foundation for our public and private network access business. We intend to expand this business, particularly in foreign markets where we believe demand for such products is increasing.

Computer Networking Products

         Stargate Product Lines - Edge and Central Site Communications and Multi-Protocol Access.

         We have an exclusive license from Develcon, our former subsidiary, to market Athena products and the source code for the Athena product line to Fortune 100 companies based in the United States. We are marketing these products under the Stargate name.

         The Stargate platform, introduced in 1994, is an edge and central site communications system that offers a flexible, scalable platform for the integration of switching, routing and network access services. Stargate supports various computing environments and networking technologies and allows clients to optimize and expand existing networks cost effectively. Stargate can simultaneously support Ethernet and Token Ring LAN interfaces, IP/IPX routing, transparent bridging, legacy protocols and services such as Frame Relay, X.25, PPP and ISDN. Network carriers often adopt Stargate as an Edge Switch for the periphery of existing higher-speed networks, including branch office networks supporting mission critical applications.

         Stargate Access, released in 1998, is a voice/data communication product for branch office access. Stargate Access utilizes advanced voice compression technologies to transport voice traffic over public frame relay networks, or IP networks such as the Internet. The product affords clients exceptional voice clarity and significant long distance cost savings over public telephone networks. Like all Stargate products, Stargate Access has integrated routing functionality, frame relay switching, X.25 switching, legacy protocol access and ISDN capabilities.

Manufacturing

         We intend to manufacture our products through a full service manufacturing partner with facilities and daily operations employing Bellcore reliability standards. Our engineering is responsible for interpreting all specifications for products built by the manufacturing subcontractors and resolves all manufacturing issues with customers. Our Quality Assurance is responsible for the certification of all our operations and our subcontractor's quality standards. We establish workmanship specifications, certify personnel, and maintain the necessary audits to monitor total compliance. In addition, we determine the best methods to monitor quality indices and will implement closed loop corrective actions. This monitoring extends to all levels of our company.

Customers

         While our subsidiaries do not currently share customers, we plan to create a national accounts organization to represent all of our product lines to distribution channels.

         Our customers include Internet Service Providers, Competitive local Exchange Carriers (CLEC's), Video Conferencing Providers and Specialized Service Providers. These customers employ our technology to provide multi-media services and I/P videoconferencing to broadband ISP customers.

         We plan to use a combination of distribution channels, including value-added OEM Integration, private label agreements, high volume distribution and high-end direct account sales.

Competition

         We expect to face increased competition, particularly price competition, from other telecommunications equipment and technology providers. These vendors may develop products with functionality similar to our products or may provide alternative network solutions. Our OEMs may also compete with us by selling their own current products or products that they may develop, as well as selling products that they purchase from us. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to develop and offer competing products.

         Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than us. Consequently, these competitors can devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with a large installed customer base may have a significant competitive advantage over us. Accordingly, these potential customers may not consider or evaluate our products.

         We believe that we must invest significant resources in developing new products, enhancing current products and maintaining customer satisfaction to remain competitive. If we fail to do so, our products may not compete favorably with our competitors' products, and our business could be materially adversely affected.

         It is also common in the networking industry for competitors to acquire companies to introduce new products or emerging technologies. Consequently, competitors with larger market capitalizations or cash reserves than us will be better positioned to acquire new technology or products capable of displacing our product lines. If we fail to effectively introduce new products and enhancements on a timely basis, our business may be materially adversely affected.

Marketing and Sales

         We market our compression technology products to the following market segments:

         o high speed quality image delivery in closed or open (Java) environments;
         o enhanced zooming to E-Commerce enterprises, particularly retail merchandise companies selling products in an electronic commerce environment; and

         We have a direct sales and marketing force of seven persons. We intend to increase this number in the first two quarters of 2000 as we release our products.

         We utilize five in-house sales specialists to develop sales through distribution network channels and direct accounts. Our initial sales strategy focuses sales coverage to key accounts in the following principal target market segments:

         o  Asia Pacific telecommunications companies,
         o  power utilities,
         o  metropolitan fiber optic networks,
         o  private business, and
         o  military facilities.

         We believe that deregulation in the Asia Pacific and Latin American countries will play a key role in our sales in the years 1999 and 2000. As these countries update and upgrade their telecommunications systems we believe digital loop carrier products will be essential to deliver services to end users. In addition, we are currently cultivating customer relationships through customer funding programs and development projects with an Asian Pacific telecommunications provider.

Distribution

         We utilize a multi-channel strategy in distributing our products and services. In general, these channels include:

         o  Value-Added OEM Integration;
         o  Private Label Agreements;
         o  High Volume Distribution; and
         o  High-End Direct Account Sales.

         We currently have distribution channels in North America and Asia, and are seeking additional distribution channels in Western Europe, Mexico and South America.

         We intend to sell our compression technology products using partners, joint ventures, OEM arrangements, integrators and direct sales.

         We are currently positioning ourselves internationally through OEM, Private Label and High Volume Distribution partners. To that end, we have partnered with the following distribution outlets:

         o Opicom Co., Ltd., a major supplier of telecommunications and DLC test equipment in Korea;
         o BOCOM, a major supplier of telecommunications and DLC test equipment in China;
         o Customer Premise Equipment (CPE) suppliers of T1, voice and data interface equipment; and
         o Large System suppliers such as Harris, TRW, Hughes, SAIC, Phillips and Singapore Technologies.

         We are also pursuing relationships with distribution channels in Australia, Mexico and Malaysia/Singapore. Domestically, we intend to target Inter-Exchange Carriers and suppliers of wireless communications equipment.

Product Liability Insurance

         We carry product liability insurance coverage on its products in the amount of $2,000,000.

Employees

         As of March 30, 2000, we employed 45 full-time employees, three part-time employee and ten consultants.

Item 2. DESCRIPTION OF PROPERTY.

         Our executive offices are located at 83 Mercer Street, 3rd Floor, New York, NY 10012. Rent for this facility equates to approximately $6,500 per month.

         An additional leased facility is located in Dallas, Texas. Vianet's lease on the facility ends in June 2000. Rent for this facility equates to approximately $3,690 per month.

         Vianet Labs' headquarters are located at a 9,000 square foot leased facility in Denton, Texas. Vianet Labs' lease on the facility ends in June 2000. Rent for this facility equates to approximately $4,000 per month.

         Vianet Access is headquartered in Plano, Texas, and leases a 5,000 square foot facility. Vianet Access' lease on the facility ends on December 31, 2000. Currently, rent for this facility equates to approximately $4,300 per month.

         Vianet plans on consolidating the company's activities in Texas into a single location by third quarter 2000.


Item 3. LEGAL PROCEEDINGS.

         We are not a party to any material legal proceeding.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         Not Applicable.

                                     PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to the consummation of the Vianet Merger, there was no trading market for Vianet's common stock. Vianet's Common Shares, $0.001 par value per share, are currently traded on the NASD OTC Electronic Bulletin Board (the "Bulletin Board") under the symbol "VNTK."

         The following table sets forth the high and low closing bid prices for Vianet's Common Shares for each quarter since the Vianet Merger as reported by the Bulletin Board for the periods indicated:

                               Closing Trading Prices

            Quarter                   High ($)                   Low ($)
       ------------------------------------------------------------------
         March 31, 1999                11.25                      7.75
         June 30, 1999                11.6875                      6.5
       September 30, 1999               7.75                      4.75
       December 31, 1999                4.75                      1.25
         March 30, 2000                8.4375                    3.8125

         As of April 7, 2000, there were 21,292,444 shares of Common Stock outstanding, there were approximately 1,000 registered holders of our Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The statements contained herein are not purely historical statements, but rather include what we believe are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the company believes", "management believes" and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under "Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

General

         We design and market advanced data compression technology and computer networking products that allow our customers to deliver integrated voice, video and data communication services to be used for network access, value-added services, and E-commerce applications.

Compression Technology Products, E-Commerce and Value Added Services

         We develop and sell data compression technologies for software and hardware applications, utilizing a patented wavelet compression technique. Wavelet based technologies deliver data, video and multimedia content faster than conventional compression techniques. Furthermore, wavelet compression uses dramatically less bandwidth, costs less and yields higher quality Internet video and still imagery than conventional techniques. Our key products include the Lightning Strike suite of products, which include LS Video Messenger, LS Video Interactive, LS Power Zoom and LS Video Stream. All of these products utilize our wavelet technology, and offer customers high quality desktop video applications at high speeds. Our technology will serve as the foundation for our value added services and E-commerce business.

Networking and Communications Products

         We design, manufacture and sell networking products and systems. We produce fiber optic access equipment and specialize in the application of access and exchange technologies to improve network efficiency and reliability. We focus on the commercial multimedia communications and telecommunications markets by providing equipment that interfaces carrier access and enterprise fiber optic networks. Our current product lines, including the Starpoint fiber optic multiplexer, offer communications companies high bandwidth technology to reach consumer markets more efficiently. We market these technologies to communications companies seeking to interface carrier access and enterprise fiber optic networks. In the future, we plan to integrate our proprietary technology and technology exclusively licensed from our former subsidiary, Develcon, to expand our network access product lines.

Background

         Our predecessor, Vianet Technologies, Inc., was formed as a Delaware corporation in March 1998 ("Vianet Delaware"). In March 1999, Vianet Delaware merged with and into Radar Resources, Inc., a Nevada corporation ("Radar"). Upon completion of Vianet Delaware's merger with Radar, Radar changed its name to Vianet Technologies, Inc ("Vianet").

         From its inception until March 1999, Radar did not engage in any business and had no operational history. Radar was incorporated originally under the name Radar, Inc. in the state of Utah on April 11, 1986. In December 1993, Radar reorganized under the laws of Nevada, changing its domicile and forming a new corporation in Nevada named Radar Resources, Inc. This new corporation acquired the contractual obligations, shareholder rights and identity of the original Utah Corporation, and the Utah Corporation was dissolved.

         Prior to the Vianet Delaware's merger with Radar, Vianet Delaware's business activities consisted primarily of planning to acquire Develcon Electronics Limited, an Ontario, Canada corporation ("Develcon"). Develcon specializes in networking products and systems. Vianet acquired Develcon on May 17, 1999.

         Shortly thereafter, in October 1999, Vianet consummated a plan of merger with Infinop Holdings, Inc., a Delaware corporation specializing in data compression technology. Simultaneous with the merger, Infinop was renamed Vianet Labs, Inc.

         In December 1999, Vianet acquired PSI Communications Inc. ("PSI"), a privately held Delaware corporation, pursuant to an option agreement they had entered into earlier that year. In conjunction with the acquisition, PSI merged into a wholly owned Delaware subsidiary of Vianet, and changed its name to Vianet Access, Inc ("Vianet Access").

         In December 1999, we sold our Develcon subsidiary to Thorpe Bay Corporation, an Ontario company. As part of the agreement, we retained an exclusive license to market Develcon's Athena product lines to Fortune 100 companies based in the United States, as well as a non-exclusive license to market all of Develcon's product lines to other customers.

In Process Research and Development

         On acquisition, the Vianet Labs products were in the form of CODECS (COmpressor/DECompressor) representing mathematical algorithms that had been utilized in a "proof of concept" suite of products known as LS Interactive, LS Messenger, LS Video Streaming, LS Power Zoom and LS Facial recognition. These products were in "pre alpha" form, worked only on one limited platform and were extremely "buggy" causing computer lock-ups and worse. Since the acquisition, Vianet's engineering effort has consisted of the design of professional Graphic User Interfaces (GUI), debugging and the integration across multiple platforms as well the further enhancement and development of the basic CODECS.

         On acquisition of Vianet Access, the Starpoint product was also in a "proof of concept" form. In February, the product reached alpha stage and the main engineering effort since then has focused on the development of a voice card and the application of a Simple Network Management Protocol (SNMP) software management system and related GUI that is required for the initial order in Korea.

         As part of the acquisitions of Infinop and PSI, we acquired projects that had not reached technological feasibility; specifically the uncompleted development of the LS Video Messenger, LS Video Messenger Pro, LS Video Interactive, LS Power Zoom and Starpoint products. As of the date of this report, the LS Video Messenger, LS Video Messenger Pro and LS Video Interactive products are in general release. LS Power Zoom is currently still under development and we anticipate a further three months before general release.

         Our Starpoint product is currently being developed to include a voice card and an SNMP management system. We currently expect to complete the necessary development for the initial release of this product within three months of this report.

         No assurance can be given that these developments will be completed on schedule or that a market will exist for the products once the development is completed.

Results of Operations

Period March 20, 1998 (inception) to December 31, 1998

         For the period ended December 31, 1998, we had no revenues and we had not completed any of our acquisitions, although we had made a loan to Develcon. Our operating expenses were $558,198 consisting primarily of legal and due diligence costs, thereby resulting in an operating loss of $558,198. Interest income of $66,341 earned on our loan to Develcon and cash deposits, resulted in a net loss of $491,857 or $(0.20) per share for the period March 20, 1998 (inception) to December 31, 1998.

Year ended December 31, 1999

         Operating revenues, consisting primarily of engineering fees charged by Infinop, amounted to $55,752. Selling, general and administrative charges amounted to $5,208,109, research and development costs totaled
$412,404,depreciation and amortization amounted to $454,421, and interest expense was $269,897.

         In-process research and development totaled $7,263,000, which was comprised of a charge of $4,957,000 recorded upon the acquisition of Vianet Labs, Inc. and a charge of $2,306,000 recorded upon the acquisition of Vianet Access, Inc. The In-process research and development is primarily related to development of Labs' and Access' products and technologies including but not limited to the compression technologies and the fiber optic networking products.

         Net loss during 1999 amounted to $21,651,932 or $(4.12) per share. Weighted average shares outstanding amounted to 5,260,193. The net loss was comprised of $13,462,976 from continuing operations, $8,188,956 from discontinued operations (including $4,557,151 from loss on sale of Develcon).

Liquidity and Capital Resources

Historical Sources of Capital

         We have sustained our operations from the inception of our predecessor, Vianet Technologies, Inc, a Delaware corporation (March 1998), primarily from the sale of equity and borrowings. Specifically, we have completed the following financings:

o In December 1998, Vianet Delaware sold 250,000 shares of Series A convertible preferred stock for an aggregate of $1,000,000 in cash to accredited investors. In December 1998, $10,000 was received for the stock, the remaining subscription receivable outstanding, $990,000, was paid subsequent to December 31, 1998. In March 1999, pursuant to the terms and conditions of the Merger Agreement between Radar Resources, Inc. and Vianet Technologies, Inc., the shareholders of Old Vianet were issued four shares of fully paid and nonassessable shares of the company's common stock, $.001 par value ("Common Stock") per share in exchange for each share of Old Vianet's outstanding common stock. The existing common shareholders of Old Vianet received 1,400,000 shares of common stock of the Merged Company in exchange for the 350,000 shares then outstanding. All shares of Old Vianet's Series A Convertible Preferred Stock issued and outstanding immediately prior to the Merger were deemed to have been converted into an aggregate of 250,000 shares of Old Vianet's common stock and the Series A Convertible Preferred shareholders received 1,000,000 shares of Common Stock of the Company;

o In July, 1999 we issued 100,000 common shares and 55,000 common stock purchase warrants, exercisable at $6.60 per share to certain non-US investors for cash of $550,000;

o In July 1999, we entered into a credit facility (the "Facility") with an entity that, at the time, Peter Leighton, our President and Chief Executive Officer was a Director and Officer. The Facility was in the amount of $3,000,000, of which approximately $2,146,000 had been drawn down as of December 31, 1999. The Facility bore interest at 10% per annum and monthly fees of $15,000. We issued 300,000 warrants exercisable at price of $2.375 in consideration for the Facility. The Facility was secured by all of our major assets, including the shares of Vianet Labs and Vianet Access, and was repayable on March 31, 2000. In March 2000, we converted the Facility into 1,430,559 shares of common stock at $1.50 per share in exchange for the retirement of the $2,145,839 outstanding under the Facility. This transaction included the issuance of 1,430,559 each of Class A, Class B and Class C warrants at $2.00, $2.50 and $3.00.

o In September 1999, we borrowed $500,000 from a private investor at an interest rate of 11%. The loan is repayable on September 30, 2000 and can be converted at the option of the holder into common shares at an exchange rate of $3.75 per share. Separately, we issued to the noteholder a two year option to purchase 50,000 shares of common stock at $5.00 per share.

o We assumed convertible debentures (the "Debentures") as part of the acquisition of Vianet Labs in the amount of $1,125,000. The Debentures bear interest ranging from 6% to 8%, are convertible into a maximum of 370,170 shares of common stock through September 30, 2002.

o In December 1999 we sold our subsidiary, Develcon, thereby effectively eliminating approximately $4,200,000 of debt.

o From December 1999 through February 2000, we completed a private placement offering, with Aegis Capital, Inc. (Aegis) as placement agent, in which we sold an aggregate of approximately 34.5 units for gross proceeds of approximately $3,450,000. The units consisted of an aggregate of (1) 2,302,282 shares of common stock, and (2) 2,302,282 class A, B and C warrants, respectively, to purchase shares of common stock. The class A, B and C warrants are exercisable at $2.00, $2.50 and $3.00, respectively. In connection with such offering, Aegis Capital received warrants to purchase an aggregate of approximately 3.45 Units (or an aggregate of 230,215 shares of common stock and 230,215 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit.

o In February 2000, Vianet completed a private placement offering in which we sold an aggregate of approximately 18 units for gross proceeds of approximately $1,800,000. The units consisted of an aggregate of (1) 1,199,054 shares of common stock, and (2) 1,199,054 class A, B and C warrants, respectively, to purchase shares of common stock. The class A, B and C warrants are exercisable at $2.00, $2.50 and $3.00, respectively. In connection with such offering, Donald & Co. received warrants to purchase an aggregate of approximately 1.25 Units (or an aggregate of 83,649 shares of common stock and 83,649 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit.

o In March 2000, we issued an aggregate of 250,000 shares of common stock in exchange for a note receivable from Develcon of $1,000,000.

o In March and April 2000, we completed a private placement in which we sold an aggregate of approximately 98 units for gross proceeds to Vianet of approximately $5,883,000. The units consisted of an aggregate of 1,961,123 shares of common and 2,941,684 common stock purchase warrants, which warrants are exercisable at $4.50. In connection with such offering, the Placement Agents will receive warrants to purchase an aggregate of approximately 6.8 units (or an aggregate of approximately 136,000 shares of common stock and approximately 204,000 class D warrants), which warrants are exercisable at a price of $60,000 per unit.

o In April 2000, we sold an aggregate of 1,900,000 shares of common stock and 2,850,000 common stock purchase warrants for gross proceeds of $5,700,000. The warrants are exercisable at $4.50.

         Reference is made to Note 18, Consolidated Financial Statements "Subsequent Notes" included hereunder which shows to pro forma effect of the financings completed subsequent to December 31, 1999.

Contingent Liability

         We have guaranteed a term loan from Royal Bank of Canada ("RBCC") to Develcon in the amount of approximately $1,000,000 (CDN$1,500,000), which is due and payable in three installments on or before December 31st of 2000, 2001 and 2002, respectively. There can be no assurance that Develcon will be able to repay RBCC, which could cause us to be liable to pay RBCC. RBCC are shareholders and warrant holders of the Company.

Potential Future Sources of Capital

         In addition to the financings completed in the first quarter of 2000 we have the following sources of future capital:

o An amount of $1,288,125 has been included in accounts payable at December 31, 1999 representing an accrual for the issuance of shares for services rendered. $1,085,000 of this liability will be discharged in April 2000 through the issuance of 270,000 shares at an average price of $4.02 to WorldCorp Capital Management Group, Inc. (WCMG). The remaining $202,500 will be discharged upon the issuance of shares to R. Bailey, D. Elliot and P. Whitlock, three Directors of the Company. Each of the three Directors will receive 20,000 shares for services rendered during 1999.

o We are in discussions with Wells Fargo (the "Bank") regarding obtaining financing for accounts receivable and work in progress based upon irrevocable letters of credit at a rate of LIBOR plus a margin. No assurances can be given that an arrangement will be reached or that, if reached, such arrangement will be converted into actual lending although we believe that it is the intent of the Bank to extend financing under the stated terms.

o We had a total of 21,703,296 warrants outstanding as at the date of this filing at an average issue price of $3.03. In the event that these warrants are all exercised we would receive approximately $65,700,000 in cash proceeds. The exercise of these warrants will depend on, amongst other things, the liquidity and price for our common shares. We do not control the exercise of these warrants and therefore no assurances can be given that any warrants will be exercised.

         We have used and intend to continue to use the proceeds from the financings described above to consolidate and build our sales and marketing team and to purchase inventory and capital equipment. Our ability to become a serious competitor in the network access, Internet, E-commerce, and value-added services markets may be dependent upon obtaining additional financing.

Future Sources of Revenue

         As of the date of this filing we have received completed the following transactions that could generate future revenues:

o We have received an initial purchase order for in excess of $5,000,000 for our Stargate product for delivery in the third and fourth quarter of 2000;

o We have signed contracts with several customers, including a substantial ISP (Internet Service Provider), calling for revenue sharing and other forms of direct revenues. These customers are anticipating acceptance for their service offerings, which will generate revenues for us. However, actual revenues will depend on our customers' success in marketing their services that include our products;

o Texas Instruments (TI), the largest Digital Signal Processor (DSP) manufacturer in the world, has confirmed that it will include two of our products, LS Interactive and LS Messenger, in the reference design being sent to camera manufacturers worldwide intending to use TI's chip sets for the manufacture of the new Fire Wire camera in April 2000. We expect a significant number of these manufacturers to bundle our products with their cameras under terms of which we will generate revenues although there is no guarantee that we generate any.

         While we anticipate significant revenues from these contracts and others that we will complete, there can be no guarantees these revenues will be realized. Should the contracts be cancelled or if our customers do not generate revenues utilizing our products, our future expected revenues could be adversely affected.


Summary

         Our best estimate is that we have sufficient cash to fund our operations for twelve months. After this period we may require additional funds unless we generate revenues to fund our expenses. As of the date of this filing our cash balances amounted to approximately $10,337,000 and our cash expenditures amount to approximately $700,000 per month.

         We have no current arrangements in place with respect to financing other than those described above. Although we have sufficient capital to fund our current operations, we are currently seeking additional financing arrangements to provide the additional capital to expand our scope of operations and our business strategy. To this end we have engaged Gruntal & Co. as our investment bankers to assist is sourcing appropriate capital. Our management believes that upon full implementation of our business plan, sufficient revenues will be generated to meet operating requirements. However, no assurance can be given that such goal will be obtained or that our expected revenues will be realized at sufficient levels and profitability to fund our operations without additional capital. Such inability could have a materially adverse effect on our business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of our production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond our control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which we are operating. Accordingly, there can be no assurance that we will complete the proposed expansion of our production and marketing activities described herein.

Item 7.  FINANCIAL STATEMENTS.

         The response to this item is set forth at the end of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In May 1999, Vianet and KPMG LLP mutually agreed to terminate their business relationship. The agreement to terminate the business relationship was determined to be final and effective as of June 30, 1999 only after discussions between the parties, which were completed on or about July 8, 1999. Vianet subsequently engaged Edward Isaacs & Company LLP as auditors. The Company's independent Audit Committee and Board of Directors unanimously approved the decision to retain Edward Isaacs & Company.

         KPMG was the principal accountants for Vianet from April 28, 1999 until June 30, 1999. During the time that KPMG was the Company's principal accountants, KPMG never issued a report on the financial statements of Vianet. Furthermore, during the time that KPMG was the Company's principal accountants, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report KPMG might have issued, except that the Form 8-K filed by the Company on June 7, 1999 did not include the opinion of the Company's principal accountants, and KPMG notified the Company that such report did not include disclosures regarding the fact that they believed that there was substantial doubt about the ability of Vianet to continue as a going concern. On August 17, 1999, Vianet filed a Form 8-K which included the audited historical financial statements for Vianet and the report of Edward Isaacs & Company LLP, the new principal accountants for Vianet, which report stated that there was substantial doubt about the ability of Vianet to continue as a going concern.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

         The executive officers, directors and key executives of Vianet, and their ages as of March 30, 2000, are as follows.

            NAME                      AGE                            POSITION
Jeremy T.G. Posner                    54           Chairman of the Board, Vianet
Peter Leighton                        47           President, Chief Executive Officer, Director, Vianet
Bruce Arnstein                        44           Chief Operating Officer, Vianet
Vincent Santivasci                    29           Chief Financial Officer, Vianet
Robert H. Bailey                      57           Director, Vianet
Darrell J. Elliot                     53           Director, Vianet
F. Paul Whitlock                      59           Director, Vianet


         Set forth below is a biographical description of each director and senior executive officer of Vianet based on information supplied by each of them.

         Peter Leighton, a co-founder of Vianet, has been President and Chief Executive Officer of Vianet since its inception. From 1989 to 1997, he was the Chief Executive Officer of Intelect Communications, Inc. While he was with the company, he and Mr. Posner oversaw a series of restructurings, acquisitions, financings and dispositions that transitioned Intelect from the firearms industry to the technology sector. He has over fifteen years of experience working with companies in the US, Europe and South America. He holds a Chartered Accountant of the Canadian Institute of Chartered Accountants and has a B.Sc. Engineering Science degree from Exeter University in England.

         Jeremy Posner, a co-founder of Vianet, has been the Chairman of Vianet since its inception. From 1988 to 1997, Mr. Posner was a Senior Vice President and Director of Intelect Communications Inc. During this period, Mr. Posner worked closely with Mr. Leighton to reposition the company in the technology sector. Prior to joining Intelect, Mr. Posner headed an international investment group where he assisted emerging companies, raised venture capital and assisted with the development of companies. Mr. Posner holds a MBA from York University, Toronto Canada, and a Bachelor of Laws from the University of Birmingham, England.

         Bruce M. Arnstein joined Vianet as Chief Operating Officer in May 1999. From 1988 to 1999 Mr. Arnstein managed the Business and Information Consulting Divisions of the following accounting firms; Edward Isaacs & Company LLP, Mahoney Cohen & Company and David Berdon & Co LLP. Prior to that Mr. Arnstein was the Director of Operations of the Goelet Corporation, an investment company, and managed the Consulting Practice for one of Arthur Andersen's offices. He holds a Bachelor of Science in Industrial Engineering from Lehigh University.

         Vincent Santivasci joined Vianet as Chief Financial Officer in August 1999. He is a member of the American Institute of Certified Public Accountants and is registered with the National Association of Securities Dealers in the United States of America as a General Securities Representative and a General Securities Principal. Mr. Santivasci acted as Director, Officer and General Securities Principal for three international investment companies while serving as an Account Manager for Leeds Management Services Limited in Bermuda from July 1997 to July 1999. Prior to his employment at Leeds Management, Mr. Santivasci held a supervisory audit position with Arthur Andersen LLP. Arthur Andersen LLP employed him in 1993, upon completion of his Bachelor of Science in Accounting from the University at Albany.

         Robert H. Bailey has been a Director of Vianet since March 1999. For more than ten years, Mr. Bailey has been Vice President of AMS Planning & Research Corporation, a consulting firm specializing in the planning and development of arts and entertainment facilities, market research and strategic and long range planning.

         Darrell J. Elliot has been a Director of Vianet since March 1999. Mr. Elliot is also the Senior Vice President of MDS Capital Corp., a venture capital fund. Previously, Mr. Elliott was Vice President of Western Region of Royal Bank Capital Corporation, a venture capital subsidiary of the Royal Bank of Canada.

         F. Paul Whitlock has been a Director of Vianet since March 1999.. Mr. Whitlock is the founder and Director of NetGain Consulting Limited, a UK based firm providing management consulting and project management services to the telecommunications industry. He was previously a Director of Consultancy Services, Nortel Europe and Business Planning Manager for Nortel Integrated Networks.

Director and Executive Compensation

         Each Director's term of office lasts until the next annual meeting of stockholders where a successor is elected and qualified or until the Director's earlier death, resignation or removal from office. Executive Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

         During the fiscal year ended December 31, 1998, no remuneration was paid by Radar to any of its officers or directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on Radar's behalf in the investigation of business opportunities. None of the individuals who were officers or directors of Radar prior to the Vianet/Radar Merger are currently officers or directors of Vianet.

         As compensation for Directors' services in 1999, we have agreed to issue 20,000 shares of common stock to each of the following individuals: R. Bailey; D. Elliot; and P. Whitlock. Such payment has been accrued for in the December 31, 1999 financial statements included herein.


Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 1999, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 1999, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer, and the Company's Chairman, for services rendered in all capacities to the Company for the fiscal period ended December 31, 1999. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------------
                                                       Annual Compensation             Long Term
                                                                                       Compensation
-------------------------------------------------------------------------------------------------------------------------
                                                                                       Securities under
                               Year Ended                               Other Annual   Options Granted,     All Other
Name and Principal Position    December 31       Salary        Bonus    Compensation   (#) (2)              Compensation
-------------------------------------------------------------------------------------------------------------------------

Peter Leighton,                   1999          $125,000     $ ------     $ ------           -------           ------
  President and Chief
  Executive Officer

-------------------------------------------------------------------------------------------------------------------------

Jeremy Posner,                    1999          $ 75,000     $ ------     $ ------           -------           ------
  Chairman

-------------------------------------------------------------------------------------------------------------------------

Bruce Arnstein,                   1999         $ 101,000     $ ------     $ ------           150,000           ------
  Chief Operating Officer

-------------------------------------------------------------------------------------------------------------------------


(1) As of January 1, 2000 through entities controlled by Mr. Leighton and Mr. Posner (CFM Capital Limited and Xelix Capital Limited, respectively) compensation for employment will be $250,000 and $150,000, respectively. Mr. Arnstein's annual salary from Vianet is $250,000 (See Executive Compensation - Employment Agreements).

(2) The number of securities under options granted reflects the number of Vianet Shares that may be purchased upon the exercise of such options.

                        Option Grants in Last Fiscal Year
                               (Individual Grants)

         The following table shows the option grants to the named executive officers during fiscal year ended December 31, 1999:

                                                                           Market Value of
                     Securities        % of Total                            Securities
                        Under       Options Granted                      Underlying Options
                       Options      to Employees in    Exercise Price   on the Date of Grant
       Name            Granted       Financial Year     ($/Security)        ($/Security)         Expiration Date
------------------- -------------- ------------------- ---------------- --------------------- ----------------------
Bruce Arnstein         150,000           18.3%              $1.50              $1.50               11/24/2003

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-end Option Values

         The following table shows the value at December 31, 1999 of unexercised options held by the named executive officers:

                                                          Number of Securities Underlying       Value of Unexercised
                              Shares                                Unexercised               In-the-Money Options at
                             Acquired         Value                  Options at                 Fiscal Year-end ($)
                                On           Realized     Fiscal Year-end (#) Exercisable          Exercisable /
          Name             Exercise (#)        ($)               / Unexercisable(1)               Unexercisable(2)
------------------------- --------------- --------------- --------------------------------- -----------------------------
Peter Leighton                 NIL             NIL                  200,000/NIL                       $612,500
Jeremy Posner                  NIL             NIL                  200,000/NIL                       $612,500
Bruce Arnstein                 NIL             NIL                66,667 / 83,333                     $170,834
----------------

(1) Represents presently exercisable options to purchase 200,000 shares of common stock at $1.00 per share
(2) Assumes a fair market value of $4.0625 per share of common stock, which is the closing price for the Company's common stock on December 31, 1999.

EMPLOYMENT AGREEMENTS

         In March 2000, Vianet's Board of Directors approved a two-year employment agreement with Bruce Arnstein, effective as of November 24, 1999, pursuant to which Mr. Arnstein has been retained as Chief Operating Officer of the Company at an annual salary of $250,000. Mr. Arnstein is entitled to a bonus pursuant to his employment agreement at the discretion of the Board of Directors or compensation committee. In addition, the employment agreement provides that Vianet shall issue four year options to purchase an aggregate of 150,000 shares of common stock at an exercise price equal to the Closing Bid price for the common stock on November 24, 1999, 100,000 of which options shall May 1, 2000 and the remaining 50,000 options of which shall vest November 1, 2000. Such options shall also have piggy-back registration rights. The employment agreement contains a covenant not to compete whereby Mr. Arnstein agrees, for the term of the employment agreement, not to (i) directly or indirectly solicit any customer or known prospective customer who has contracted with Vianet to purchase products or services during the then preceding twelve month period. The employment agreement is terminable at will by either party upon sixty days written notice to the other after the initial two-year term. In the event that Vianet and Mr. Arnstein mutually agree to terminate the employment agreement prior to the expiration of the term of the employment agreement, Mr. Arnstein shall be paid through the term of the employment agreement, and any stock options that have not vested by the effective date of termination shall become vested.

         In April 2000, Vianet entered into three-year consulting agreements with CFM Capital Limited, an entity owned and controlled by Peter Leighton, and Xelix Corp., an entity owned and controlled by Jeremy Posner, effective as of January 1, 2000. The consulting agreements provide for base fees to CFM Capital Limited of $250,000 and base fees to Xelix Capital Limited of $150,000 per year (the "Base Fee"). In addition, consulting agreements provide that Vianet shall pay such additional compensation as shall be determined from time to time by the Board of Directors based upon the attainment of specific criteria as agreed to from time to time. The consulting agreements also provide for reimbursement of reasonable costs and expenses incurred. The consulting agreement are terminable
(i) by either party in the event the other party fails to perform in accordance with the provisions of this Agreement, or (ii) by Vianet, at any time, upon thirty (30) days written notice. Upon termination the consultant shall cease all provision of services and no invoice shall be made for services performed after notice of suspension or termination. Upon termination, for any reason except breach of this agreement by consultant, Vianet shall pay to consultant an amount equal to or a change in control of Vianet, in addition to earned but unpaid COnsulting Fees payable in accordance with Section 3, Vianet shall pay to Consultant severance in the amount equal to two times the Base Fee. The severance amount shall be payable in quarterly installments with the first payment due not later than thirty (30) days after termination. Except for the foregoing terms, Vianet has not entered into other employment or consulting agreements with any of the Named Executive Officers.

         In connection with the Vianet Access acquisition, the company entered into two-year employment agreements with certain principal shareholders of Vianet Access, which provides for aggregate annual compensation of $675,000. In connection with the Vianet Labs acquisition, the company entered into two-year employment agreements with certain principal shareholders of Vianet Labs, which provides for aggregate annual compensation of $706,400 and bonuses up to $400,000.

Stock Option Plans

         Our Board of Directors has adopted, subject to shareholder approval, an Employee Stock Incentive Program (the "Program"), which will be administered by our Board of Directors. The Program provides for the granting of options to key employees, directors and officers of Vianet to purchase shares of common stock of Vianet at prices equal to the market value of the Vianet's common stock on the business day immediately preceding the date on which an option is granted or at any other price the Board of Directors of Vianet may determine. The Program provides for the granting of options as incentive stock options under the United States Internal Revenue Code.

         The Employee Stock Incentive Program (the "Program") is administered by the Board of Directors. The Program provides for the granting of options to key employees, directors and officers of Vianet to purchase shares of common stock of Vianet at prices equal to the market value of the Vianet's common stock on the business day immediately preceding the date on which the option is granted or at any other price the Board of Directors of Vianet may determine. The Program provides for the granting of options as incentive stock options under the United States Internal Revenue Code.

         As a result of the Vianet Delaware's merger with Radar, the outstanding options to purchase shares of Vianet became options to purchase an aggregate of 560,000 shares of Vianet's common stock. Such options were outstanding and held by an aggregate of six directors and employees at the time of the Vianet Merger. Nominal consideration was received by Vianet Delaware for the granting of the options. In addition, during 1999, we granted 350,000 common stock purchase options to employees of the company under the Program. To date, none of the options to purchase Vianet shares have been exercised under the Program. The options require that the exercise price be paid in full at the time of exercise.

Other Employee Stock Options

         The Company has assumed options granted under Develcon's and Infinop Option Plans (Acquired Options). The Acquired Options were assumed by the Company outside of its stock option plan, and they are administered as if issued under their original plans. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the acquisitions between the Company, Develcon and Infinop. The Acquired Options generally become exercisable over a three-year period and generally expire ten years from the date of grant. No additional options will be granted under Develcon's or Infinop's plans. As part of the sale of Develcon, all unexercised options assumed from Develcon or granted to Develcon employees have been cancelled.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of the Common Stock of Vianet, as of April 7, 2000, for (a) each person who is known by Vianet to beneficially more than five percent (5%) of Vianet's Common Stock; (b) each of Vianet's directors; and (c) all directors and executive officers as a group:

                                 Outstanding Common Stock Beneficially Owned
--------------------------------------------------------------------------------------------------------------

                                                         Number of Shares of
Name and Address of Beneficial Owner**                          Common Stock        Percentage of Voting Stock
--------------------------------------------------------------------------------------------------------------
Jeremy T.G. Posner                                              2,280,829(1)                            10.7%
Peter Leighton                                                  2,000,000(2)                             9.4%
Bruce Arnstein                                                     48,899(4)                                *
Vincent Santivasci                                                  6,666(5)                                *
Elizabeth Disiere                                                  40,000(6)                                *
Robert H. Bailey                                                   20,470(3)                                *
Darrell J. Elliot                                                  20,000(3)                                *
F. Paul Whitlock                                                   20,000(3)                                *
Georgetown Vianet Partnership (7)                               1,066,656(7)                             5.0%
WorldCorp Mgt Group, Inc. (8)                                   2,230,000(8)                            10.5%

*    Less than one percent.
** The address for each director and officer is c/o Vianet Technologies, Inc., 83 Mercer Street, 3rd Floor, New York, N.Y. 10012.

(1) Includes (i) an aggregate of 2,046,391 shares owned by entities controlled by Jeremy Posner, (ii) 232,520 shares which may be issued pursuant to warrants and options owned by Mr. Posner, which options are currently exercisable, and (iii) 1,918 shares owned by Mr. Posner's wife, as to which he disclaims beneficial ownership.
(2) Includes (i) 1,800,000 shares owned by entities controlled by Peter Leighton and his wife, and (ii) 200,000 shares that may be issued pursuant to warrants and options owned by Mr. Leighton, which options are currently exercisable.
(3) Does not include 40,000 shares which may be issued under outstanding stock options, which shares are not exercisable and subject to a three year vesting period.
(4) Does not include 150,000 shares which may be issued under outstanding stock options, which shares are not exercisable and subject to a three year vesting period.
(5) Does not include 50,000 shares which may be issued under outstanding stock options, which shares are not exercisable and subject to a three year vesting period.
(6) Includes 40,000 shares which may be issued under outstanding stock options. These outstanding options are fully vested.
(7) Includes 266,664 shares and 266,664 class A, B and C common stock purchase warrants, respectively. Georgetown Vianet Partnership c/o Charles R. Holzer, 23 E. 74th Street, New York, NY 10021.
(8) Includes 270,000 shares and 1,960,000 common stock purchase warrants. WorldCorp Management Group is located at 6245 North Federal Highway, Suite 400, Fort Lauderdale, Florida 33308.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 23, 1999, convertible demand notes payable of $2,909,272 to entities controlled by two officers and directors of the Company (Jeremy Posner and Peter Leighton) were converted into 2,739,272 shares of common stock at a ratio of one share for every $1 of principal amount. During the six months ended June 30, 1999, the Company repaid $200,000 and additional convertible demand notes of $30,000 were issued.

         In March 1999, we agreed to issue warrants to purchase 760,000 shares of common stock to WorldCorp Management Group, Inc. (WCMG) at $1.10 to $1.72 per share.

          In July 1999, we entered into a credit facility (the "Facility") with an entity that at the time, Peter Leighton, our President and Chief Executive Officer was a Director and Officer. The Facility is in the amount of $3,000,000, of which approximately $2,146,000 had been drawn down as of December 31, 1999. The Facility bears interest at 10% per annum and monthly fees of $15,000. We issued 300,000 warrants exercisable at price of $2.375 in consideration for the Facility. The Facility is secured by all of our major assets, including the shares of Vianet Labs and Vianet Access, and is repayable on March 31, 2000. In March 2000 we converted the Facility into 1,430,559 shares of common stock at $1.50 per share exchange for the retirement of the $2,145,839 outstanding under the Facility. This transaction included the issuance of 1,430,559 each of Class A, Class B and Class C warrants at $2.00, $2.50 and $3.00.

         In March 2000, we agreed to issue 270,000 shares of common stock to WCMG, as consideration for services rendered during 1999 in connection with the acquisition of Vianet Labs and Vianet Access. In addition, during the month of March 2000, the Company agreed to issue warrants to purchase 1,200,000 shares of common stock to WCMG at $3.00 to $12.00 per share, exercisable through 2004 with effective dates throughout 1999.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits are listed on the Index to Exhibits included in this report. The Exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

                  (1) Financial Statements required by Regulation S-X are listed in response to this Item and are set forth at the end of this report and are incorporated herein by reference.

                  (2) Financial Statement Schedules

                      Report of Independent Auditors

                      Schedule II--Valuation and Qualifying Accounts

         All other schedules are omitted because they are not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

         (b)      Reports on Form 8-K:

                  On March 14, 2000, the registrant filed a report on Form 8-K.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                 Page No.
                                                                                                 --------

Consolidated Financial Statements of
 Vianet Technologies, Inc. and Subsidiaries:
 o Independent Auditors' Report                                                                    F-2
 o Consolidated Balance Sheets - December 31, 1999 and 1998                                        F-3
 o Consolidated Statements of Operations - Year Ended December 31, 1999 and
   for the Period March 20, 1998 (Inception) to December 31, 1998                                  F-4
 o Consolidated Statements of Shareholders' Equity - for the Period
   March 20, 1998 (Inception) to December 31, 1999                                                 F-5
 o Consolidated Statements of Cash Flows - Year Ended December 31, 1999 and for
   the Period March 20, 1998 (Inception) to December 31, 1998                                     F-6-7
 o Notes to Consolidated Financial Statements                                                     F-8-24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Vianet Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Vianet Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated operations, shareholders' equity, and cash flows for the year ended December 31, 1999 and the period from March 20, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vianet Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for the year ended December 31, 1999 and the period from March 20, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.





                                                  /s/EDWARD ISAACS & COMPANY LLP




New York, New York
March 24, 2000, except Note 18 as to
 which the date is April 13, 2000

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                          ASSETS                                                       1999          1998
                                                                                  ------------   ------------
Current Assets:
 Cash and cash equivalents                                                        $   214,639    $    13,856
 Marketable securities                                                                      -        669,268
 Accounts receivable                                                                   93,955              -
 Receivable from related party                                                        142,415              -
 Prepaids and other current assets                                                     75,913              -
                                                                                  ------------   ------------

    Total Current Assets                                                              526,922        683,124
                                                                                  ------------   ------------

Property and Equipment                                                                274,117              -
                                                                                  ------------   ------------

Other Assets:
 Note receivable from Develcon Electronics Ltd., less
  $1,000,000 allowance in 1999                                                        624,828      1,506,800
 Intangibles arising from acquistions, net of
  accumulated amortization of $364,432 in 1999                                      6,631,533              -
 Technology licenses, net of accumulated amortization
  of  $112,500 in 1999 and $22,500 in 1998                                            874,047        427,500
 Other                                                                                  6,500         65,375
                                                                                  ------------   ------------

    Total Other Assets                                                              8,136,908      1,999,675
                                                                                  ------------   ------------

                                                                                  $ 8,937,947    $ 2,682,799
                                                                                  ============   ============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
 Current portion of long-term debt                                                $    27,799    $         -
 Accounts payable and accruals                                                      3,635,652        252,384
 Convertible notes payable                                                            513,750      2,909,272
 Demand notes payable                                                                  50,000              -
 Loans payable - related parties                                                    2,184,387              -
                                                                                  ------------   ------------

    Total Current Liabilities                                                       6,411,588      3,161,656
                                                                                  ------------   ------------

Convertible Notes Payable (noncurrent)                                              1,125,000              -
                                                                                  ------------   ------------

Shareholders' Equity (Deficiency):
 Series A convertible preferred shares, 250,000 shares authorized;
  250,000 shares issued and outstanding in 1998                                             -      1,000,000
 Common shares, $0.001 par value; 100,000,000 shares
  authorized; 14,678,309 and 1,400,000 shares, issued and
  outstanding, respectively                                                            14,678          1,400
Subscription receivable                                                                  (500)      (990,500)
Additional paid-in capital                                                         19,275,589          2,100
Warrants issued                                                                     5,001,211              -
Unearned fees                                                                        (745,830)             -
Accumulated deficit                                                               (22,143,789)      (491,857)
                                                                                  ------------   ------------
    Total Shareholders' Equity (Deficiency)                                         1,401,359       (478,857)
                                                                                  ------------   ------------
                                                                                  $ 8,937,947    $ 2,682,799
                                                                                  ============   ============


The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       March 20, 1998
                                                  Year Ended           (Inception) to
                                                December 31,1999      December 31,1998
                                                -----------------      -----------------


Revenue:
 Sales and services                              $      55,752          $        -
 Interest and other income                             110,390              66,341
                                                 -------------          -----------

                                                       166,142              66,341
                                                 -------------          -----------
Costs and Expenses:
 Cost of goods and services sold                        21,604                   -
 Selling, general and administrative                 5,208,109             558,198
 Research and development                              412,404                   -
 In-process research and development                 7,262,683                   -
 Depreciation and amortization                         454,421                   -
 Interest                                              269,897                   -
                                                 -------------          -----------

                                                    13,629,118             558,198
                                                 -------------          -----------

Loss From Continuing Operations                    (13,462,976)           (491,857)
                                                 -------------          -----------

Discontinued Operations:

   Operating loss                                   (3,631,805)                  -
   Loss on disposal                                 (4,557,151)                  -
                                                 -------------          -----------
Loss From Discontinued Operations                   (8,188,956)                  -
                                                 -------------          -----------

   Net Loss                                      $ (21,651,932)         $ (491,857)
                                                 =============          ===========
Loss per share - basic and diluted:
   Continuing operations                         $       (2.56)         $    (0.20)
   Discontinued operations                               (1.56)                  -
                                                 -------------          -----------
   Net loss                                      $       (4.12)         $    (0.20)
                                                 =============          ===========


Weighted average number of shares outstanding        5,260,193           2,400,000
                                                 ==============         ===========











The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

       FOR THE PERIOD FROM MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1999




                                            Convertible
                                           Preferred Stock          Common Stock          Additional
                                         ---------------------- ------------------------    Paid-In
                                          Shares      Amount       Shares       Amount      Capital
                                         ---------- ----------- ------------ ----------- -------------

Issuance of common stock                          -           -    1,400,000       1,400         2,100

Issuance of Series A Convertible
 Preferred Stock                            250,000 $ 1,000,000            -           -             -

Net loss                                          -           -            -           -             -
                                         ---------- ----------- ------------ ----------- -------------
Balances at December 31, 1998               250,000 $ 1,000,000    1,400,000    $  1,400  $      2,100

Issuance of common stock in
 connection with Radar merger                     -           -    1,000,000       1,000             -

Conversion of preferred stock              (250,000) (1,000,000)   1,000,000       1,000       999,000

Issuance of common stock and warrants
 for services                                     -           -      216,166         216       498,263

Issuance of common stock in
 connection with Develcon merger                  -           -    2,585,488       2,586     3,453,186

Issuance of common stock in
 connection with restructuring of debt            -           -      120,000         120       352,755

Exercise of stock options                         -           -        1,626           2         5,201

Issuance of common stock and warrants in
 connection with Develcon disposition             -           -      183,332         183       312,317

Conversion of notes payable                       -           -    2,739,272       2,739     2,736,533

Convertible debt issued with warrants             -           -            -           -             -

Issuance of common stock  and options in
 connection with Vianet Labs, Inc. merger         -           -    1,535,454       1,535     6,063,537

Issuance of common stock in connection
 with Vianet Access, Inc. merger                  -           -    2,500,000       2,500     3,175,947

Issuance of common stock and warrants -
 private placements                               -           -    1,396,971       1,397     1,676,750

Net loss                                          -           -            -           -             -

                                         ---------- -----------    ---------    -------- -------------

Balances at December 31, 1999                     - $         -   14,678,309    $ 14,678  $ 19,275,589
                                         ========== ===========   ==========    ========  ============


                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

       FOR THE PERIOD FROM MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1999

                                                                                                  Total
                                            Warrants    Unearned   Subscription  Accumulated   Shareholders'
                                             Issued       Fees      Receivable     Deficit        Equity
                                          ------------ ----------- ------------ -------------- -------------

Issuance of common stock                             -          -         (500)             -         3,000

Issuance of Series A Convertible
 Preferred Stock                                     -          -     (990,000)             -        10,000

Net loss                                             -          -            -       (491,857)     (491,857)
                                          ------------ -----------  ----------- -------------- -------------
Balances at December 31, 1998              $         - $        -   $ (990,500)    $ (491,857)  $  (478,857)

Issuance of common stock in
 connection with Radar merger                        -          -            -              -         1,000

Conversion of preferred stock                        -          -      990,000              -       990,000

Issuance of common stock and warrants
 for services                                3,332,486    (745,830)          -              -     3,085,135

Issuance of common stock in
 connection with Develcon merger                     -          -            -              -     3,455,772

Issuance of common stock in
 connection with restructuring of debt               -          -            -              -       352,875

Exercise of stock options                            -          -            -              -         5,203

Issuance of common stock and warrants in
 connection with Develcon disposition          968,292          -            -              -     1,280,792

Conversion of notes payable                          -          -            -              -     2,739,272

Convertible debt issued with warrants          254,080          -            -              -       254,080

Issuance of common stock  and options in
 connection with Vianet Labs, Inc. merger            -          -            -              -     6,065,072

Issuance of common stock in connection
 with Vianet Access, Inc. merger                     -          -            -              -     3,178,447

Issuance of common stock and warrants -
 private placements                            446,353          -            -              -     2,124,500

Net loss                                             -          -            -    (21,651,932)  (21,651,932)

                                          ------------ -----------  ----------- -------------- -------------

Balances at December 31, 1999              $ 5,001,211 $ (745,830)  $     (500) $ (22,143,789)  $ 1,401,359
                                          ============ ===========  =========== ============== =============







The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                                     March 20, 1998
                                                                     Year Ended     (Inception) to
                                                                  December 31,1999  December 31,1998
                                                                  ----------------  ----------------
Operating Activities:
 Net loss                                                          $ (21,651,932)      $ (491,857)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
       Loss from discontinued operations                               3,631,805                -
       Loss on sale of Develcon Electronics Ltd                        4,557,151                -
       Purchased in-process research and development                   7,262,683                -
       Depreciation and amortization                                     454,521           22,500
       Unrealized loss from foreign currency transactions                      -           73,200
       Gain on sale of marketable securities                             (70,687)               -
       Issuance of common stock and warrants for services              2,892,862            2,500
       Increase (decrease) in cash attributable to changes in
          operating assets and liabilities:
           Prepaids and other current assets                              (3,187)               -
           Accounts receivable                                           (43,827)               -
           Accounts payable and accruals, and other                      778,759          186,009
                                                                   --------------      -----------

 Net Cash Used In Operating Activities                                (2,191,852)        (207,648)
                                                                   --------------      -----------
Investing Activities:
 Loans to Develcon Electronics, Ltd.                                           -         (225,000)
 Purchase of Vianet Labs, net of cash acquired                          (745,102)               -
 Purchase of Vianet Access, net of cash acquired                        (392,432)               -
 Purchase of SPS Technology License                                            -         (450,000)
 Proceeds from sale of marketable securities                             739,955                -
 Capital expenditures                                                    (39,015)               -
 Security deposits                                                        (6,500)               -
                                                                   --------------      -----------
 Net Cash Used In Investing Activities                                  (443,094)        (675,000)
                                                                   --------------      -----------
Financing Activities:
 Issuance of common stock                                              2,129,703            1,500
 Loans from related parties                                            1,977,646                -
 Repayment of convertible notes payable                                 (200,000)               -
 Principal payments of long term debt                                     (8,591)               -
 Proceeds from convertible notes payable                                 530,000          885,004
 Issuance of convertible preferred shares                                      -           10,000
 Proceeds from subscriptions receivable                                  990,000                -
                                                                   --------------      -----------
 Net Cash Provided By Financing Activities                             5,418,758          896,504
                                                                   --------------      -----------
 Net Cash Used In Discontinued Operations                             (2,583,029)               -
                                                                   --------------      -----------
 Net Increase In Cash And Cash Equivalents                               200,783           13,856
Cash and Cash Equivalents, beginning                                      13,856                -
                                                                   --------------      -----------
 Cash and Cash Equivalents, end                                    $     214,639       $   13,856
                                                                   ==============      ===========
Supplemental Disclosures of Cash Flow Information
 Interest paid                                                     $     227,578       $        -
                                                                   ==============      ===========



The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                                    March 20, 1998
                                                                    Year Ended      (Inception) to
                                                                 December 31,1999  December 31,1998
                                                                 ----------------  -----------------
Noncash Transactions:

 Conversion of notes payable into common stock                     $  2,739,272       $         -
                                                                   =============      ============
 Conversion of Series A Convertible Preferred Stock
  into common stock                                                $  1,000,000       $         -
                                                                   =============      ============
 Issuance of warrants to creditor                                  $    254,080       $         -
                                                                   =============      ============
 Issuance of warrants for unearned fees                            $    745,830       $         -
                                                                   =============      ============
 Acquisition of Vianet Labs, Inc.:
  Fair value of assets acquired, net of cash                       $ 10,145,650                 -
  Liabilities assumed                                                (3,335,476)                -
  Common stock                                                       (6,065,072)                -
                                                                   -------------      ------------
 Cash paid for acquisition                                         $    745,102       $         -
                                                                   =============      ============
 Acquisition of Vianet Access, Inc.:
  Fair value of assets acquired, net of cash                       $  4,405,669                 -
  Liabilities assumed                                                  (834,790)                -
  Common stock and options                                           (3,178,447)                -
                                                                   -------------      ------------
 Cash paid for acquisition                                         $    392,432       $         -
                                                                   =============      ============

 Acquisition and disposition of Develcon Electronics, Ltd.:
  Investment and advances                                          $  7,141,124                 -
  Common stock, warrants and options issued                          (4,558,095)                -
                                                                   -------------      ------------
 Cash used in discontinued operations                              $  2,583,029       $         -
                                                                   =============      ============
 Issuance of Common stock for debt (Develcon creditors)            $    921,878       $         -
                                                                   =============      ============
 Issuance of convertible demand notes payable in return for
  marketable equity securities                                     $          -       $   669,268
                                                                   =============      ============
 Issuance of convertible demand notes payable in return for
  loan receivable from Develcon                                    $          -       $ 1,355,000
                                                                   =============      ============
 Issuance of  warrants for technology license acquired
  from Develcon                                                    $    536,547       $         -
                                                                   =============      ============



The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


1.       Organization and Business

         Vianet Technologies, Inc. ("Old Vianet") was incorporated in the State of Delaware, U.S. on March 20, 1998 initially to acquire Develcon Electronics, Ltd. ("Develcon") (see Note 3) and a license to utilize SPS Technology ("SPS") developed by NewCom Technologies, Inc. SPS is a technology developed to exploit the convergence of telecommunications and data transmission methods. In 1999, through the merger and acquisitions described below, Vianet is a publicly owned company engaged in the business of designing, manufacturing and marketing advanced data compression technologies and computer networking products that allow customers to deliver integrated voice, video and data communication services to be used for network access, value-added services, and E-commerce applications.

         Merger with Radar Resources, Inc.:

         In March 1999, Old Vianet, entered into a Merger Agreement with Radar Resources, Inc., a Nevada Corporation ("Radar"), under the terms of which Radar and Old Vianet merged through an exchange of shares (the "Merger"). Radar was a public company subject to reporting obligations under Section 15(d) of the Securities Exchange Act of 1933, as amended, and had not previously been engaged in any business activity or had any assets or liabilities. Radar's authorized capital is 100,000,000 shares of par value $0.001 per share, of which 1,000,000 shares were issued and outstanding at the date of the merger. Subject to the terms and conditions of the Merger Agreement, Radar issued to the shareholders of Old Vianet, four shares of fully paid and nonassessable shares of the company's common stock, $.001 par value ("Common Stock") per share in exchange for each share of Old Vianet's outstanding common stock. The existing common shareholders of Old Vianet received 1,400,000 shares of common stock of the Merged Company in exchange for the 350,000 shares then outstanding. All shares of Old Vianet's Series A Convertible Preferred Stock issued and outstanding immediately prior to the Merger were deemed to have been converted into an aggregate of 250,000 shares of Old Vianet's common stock and the Series A Convertible Preferred shareholders received 1,000,000 shares of Common Stock of the Company. Further, holders of Old Vianet convertible notes payable received 2,739,272 shares of common stock. For accounting purposes, Old Vianet was considered to be the acquirer in a reverse acquisition accounted for as a purchase. All share amounts have been retroactively restated to reflect the reverse acquisition. Upon completion of the merger, Radar changed its name to Vianet Technologies, Inc. References hereinafter to "Vianet" or "the Company," refer to Vianet Technologies, Inc., a Nevada corporation, together with its subsidiaries.

2.       Significant Accounting Policies

         Basis of Consolidation:

         The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and in 1999 its wholly-owned subsidiaries, Vianet Labs, Inc. (Labs), Vianet Access, Inc. (Access) and Develcon and its subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. On December 31, 1999, Vianet sold Develcon (see Note 3), accordingly, the financial statements have been restated to reflect Develcon as a discontinued operation.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998

2.       Significant Accounting Policies (Continued)

         Foreign Currency:

         Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations. For the period March 20, 1998 (inception) to December 31, 1998, the Company recorded $3,906 in realized foreign exchange transaction gains and $73,200 in unrealized foreign exchange transaction losses, which were realized in 1999.

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

         Property and Equipment:

         Property and equipment are stated at cost and depreciated over their estimated useful lives, which range from two to seven years. Long-lived assets are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

         Technology Licenses:

         Technology licenses consist of purchased technology and are being amortized on a straight-line basis over their estimated useful lives of five years.

         Goodwill:

         The excess of the cost over the fair value of net assets acquired in the purchases of businesses is recorded as goodwill and is amortized on a straight-line basis over their estimated useful lives of three to six years.

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

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


2.       Significant Accounting Policies (Continued)

         Significant Estimates - Fair Value of Common Stock and Warrants:

         Management has determined the fair value of the Company's common stock and warrants issued in connection with the acquisitions of Labs and Access, the acquisition and disposition of Develcon, and the consideration for certain services performed based upon good faith estimates which consider the quoted market value of the Company's common stock, the restrictions on the securities and the dilution and impact on the market, if all such stock and warrants were registered and fully tradeable.

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

         Net Loss Per Share:

         Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consists of incremental common shares issuable upon exercise of stock options and warrants. Computation of diluted loss per share is not reflected, because including potential common shares will result in an anti-dilutive per share amount due to the loss in the periods.

         Comprehensive Income:

         The Company reports and presents comprehensive income and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

         Fair Value of Financial Instruments:

         Statement of Financial Accounting Standards ("SFAS") No.107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value of financial instruments classified as current assets or liabilities (except convertible notes payable) approximates carrying value due to the short-term maturity of underlying financial instruments. The carrying value of the convertible notes payable outstanding at December 31, 1998 are reasonable estimates of their fair value since they were convertible into the Company's common stock at a conversion price equivalent to the conversion rights of the Company's Series A convertible preferred shares. The company believes it is not practical to estimate a fair value of the noncurrent convertible notes payable at December 31, 1999 different from its carrying value as the fair value is not readily determinable.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


2.       Significant Accounting Policies (Continued)

         Income Taxes:

         The Company accounts for income taxes under the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Research and Development:

         Research and development costs are expensed as incurred.

         Segment Reporting:

         Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 superceded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not effect the results of operations, financial position, or the disclosure of segment information because the Company operates only in one segment.

3.       Acquisition and Subsequent Disposition of Develcon Electronics, Ltd.

         Acquisition:

         On February 12, 1999, the Company entered into an Arrangement Agreement (the "Arrangement") to acquire all the outstanding shares of Develcon. The Arrangement provided for Develcon shareholders to receive one share of common stock of the Company for every 30.75 shares of Develcon. The Arrangement also provided that the Develcon convertible notes payable be converted into 5.9963 Develcon shares for each $1.00 principal amount of notes payable and that interest accrued on the convertible notes payable but not paid shall be forgiven. These shares were converted into Vianet shares in the ratio of one share of the Company for every 30.75 shares of Develcon. Additionally, certain other creditors of Develcon agreed to either accept common stock of Vianet as payment for amounts or portions of amounts owed to them or restructure the repayment schedule.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


3. Acquisition and Subsequent Disposition of Develcon Electronics, Ltd. (Continued)

         Acquisition: (Continued)

         The Arrangement became effective on May 17, 1999. Accordingly, the assets and liabilities have been consolidated as of the date of acquisition and the results of operations have been included from May 17, 1999 to December 31, 1999. The former shareholders and creditors of Develcon were issued 2,585,488 shares of the Company's common stock.

         The acquisition was accounted by the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of the net assets acquired was allocated to goodwill.

         The purchase price of Develcon was determined by the number of shares issued by the Company to effect the acquisition and the amount of loans provided to Develcon. The total acquisition amounted to $7,034,000 including $6,015,000 for goodwill.

         Unaudited pro forma consolidated results of operations as if the acquisition had been made at the beginning of the periods ended December 31, 1999 and 1998 are omitted due to the subsequent disposition of Develcon described below.

         Disposition:

         On December 31, 1999, the Company completed the sale of Develcon to an entity controlled by the President of Develcon, Thorpe Bay Corporation (Thorpe Bay). Under the terms of the agreement Thorpe Bay acquired all the issued and outstanding shares of Develcon for $2,500,000. The $2,500,000 is payable by Develcon at the end of five years without interest (present value with interest imputed at 9% of $1,624,828). The Company is contingently liable for bank debt of Develcon of CDN$1,500,000 (approximately US$1,000,000) and issued 183,332 common shares and warrants to purchase 400,000 common shares with an aggregate fair value of $744,245 to Develcon's President. Separately, the Company entered into a technology license agreement ("License Agreement") with Develcon for royalty free future use of certain Develcon technology. Consideration for the License Agreement was the issuance by the Company of warrants to purchase 650,000 common shares with a fair value of $536,547.

         There exists significant doubt regarding Develcon's ability to continue as a going concern. Management has evaluated the possible impairment of the receivable from Develcon and based upon the estimated realizability of Develcon's assets, on a liquidation basis, at December 31, 1999, adjusted for significant transactions through March 24, 2000, a $1,000,000 valuation allowance has been recorded.

         The statements of operations and cash flows for the year ended December 31, 1999 reflect Develcon as a discontinued operation. The extraordinary loss on extinguishment of debt of $352,875, which was previously reported as an extraordinary item, is included as part of the loss from discontinued operations. The valuation allowance of $1,000,000 with respect to the receivable from Develcon is included in the loss on sale of the discontinued operation.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


4.       Acquisition of Infinop Holdings, Inc. and PSI Communications, Inc.

         Acquisition of Infinop Holdings, Inc.:

         On May 19, 1999, the Company entered into a letter of intent to acquire 100% of Infinop Holdings, Inc. ("Infinop") of Denton, Texas, a privately held corporation, in exchange for common shares of Vianet. Upon completion of the acquisition on October 12, 1999, the Company issued 1,495,454 common shares to Infinop's shareholders and issued options to purchase an aggregate of 598,467 shares of its common stock upon assumption of Infinop's Stock Option Plan. In connection with the acquisition, 40,000 shares of common stock were issued to a shareholder and 180,000 shares of common stock are to be issued to an entity related in ownership to the Company in exchange for services rendered. In addition, $1,125,000 of convertible debentures previously issued by Infinop are convertible into 370,170 shares of the Company's common stock, should the holders each elect to convert such debentures. The agreement further provides for possible adjustment to the number of shares issued if the net worth of Infinop at the date of the merger is less than its net worth at June 30, 1999. As of December 31, 1999, the amount of such adjustment has not been fully determined. Finally, the Infinop shareholders have the right to receive additional consideration in the form of shares of common stock or cash based upon the royalties earned with respect to certain software licensing agreements. Concurrent with the acquisition, Infinop was renamed Vianet Labs, Inc. ("Labs"). The acquisition was accounted for as a purchase.

         The total purchase price of Labs and its allocation among the tangible and intangible assets and liabilities acquired (including in-process research and development) is summarized as follows:

         Total purchase price:

         Value of stock issued to shareholders of Infinop           $ 3,292,000
         Value of stock issued for services                             898,000
         Value of stock options assumed                               2,685,000
         Transaction costs                                              323,000
         Advances to Infinop                                            774,000
                                                                    -----------
                                                                    $ 7,972,000
                                                                    ===========
         Purchase price allocation:

         Tangible assets                                            $   315,000
         Intangible assets - Goodwill                                 4,903,000
         In-process research and development                          4,957,000
         Tangible liabilities                                        (2,203,000)
                                                                    -----------
                                                                    $ 7,972,000
                                                                    ===========

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


4.       Acquisition of Infinop Holdings, Inc. and PSI Communications, Inc.
         (Continued)

         The Company recorded a charge of $4,957,000 upon consummation of the acquisition for acquired in-process research and development related to development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that each in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from both the Company and Labs. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company will be adversely affected.

         Acquisition of PSI Communications, Inc.:

         In July 1999, the Company entered into an agreement whereby it would provide PSI Communications, Inc. (PSI) with $500,000 of interim financing in exchange for an option to acquire PSI.

         On December 30, 1999, the Company exercised its option and completed the acquisition for consideration consisting of 2,500,000 common shares issued to PSI's shareholders and additional payments or issuance of common stock based on PSI's performance. In connection with the acquisition, 90,000 shares will be issued to an entity related in ownership to the Company for services rendered. Concurrent with the acquisition, PSI was renamed Vianet Access, Inc., ("Access"). The acquisition was accounted for as a purchase.

         The total purchase price of Access and its allocation among the tangible and intangible assets and liabilities acquired (including in-process research and development) is summarized as follows:

         Total purchase price:

         Value of stock issued to shareholders of PSI              $ 3,178,000
         Value of stock issued for services                            276,000
         Transactions costs                                             63,000
         Advances to PSI                                               492,000
                                                                   -----------
                                                                   $ 4,009,000
                                                                   ===========
         Purchase price allocation:

         Tangible assets                                           $   131,000
         Intangible assets - Goodwill                                2,069,000
         In-process research and development                         2,306,000
         Tangible liabilities                                         (497,000)
                                                                   -----------
                                                                   $ 4,009,000
                                                                   ===========
                                      F-14

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


4.       Acquisition of Infinop Holdings, Inc. and PSI Communications, Inc.
         (Continued)

         The Company recorded a charge of $2,306,000 upon consummation of the acquisition for purchased in-process research and development related to development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that each in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from both the Company and Access. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company will be adversely affected.

         Pro forma Financial Information:

         The following unaudited pro forma consolidated results of continuing operations are presented as if the acquisitions had been made at the beginning of the periods presented:

                                                                                          Period from
                                                                  Year Ended           March 20, 1998 to
                                                               December 31, 1999       December 31, 1998
                                                               -----------------       -----------------
        Sales                                                    $  2,149,000            $  1,023,000
        Loss from continuing operations                           (11,181,000)             (3,865,000)
        Loss per share - continuing operations                   $      (1.17)           $      (0.38)

         The pro forma consolidated results of operations include adjustments to give effect to the amortization of goodwill and exclude the charges for purchased in-process research and development.

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

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


5.       SPS Technology License (Continued)

         The license provides the Company with all the source code and documentation required to allow the Company to integrate the technology into its products. The license provides for quarterly updates from NewCom of the hardware/firmware for the initial five-year term of the agreement.

6.       Property and Equipment

         Property and equipment at December 31, 1999 consists of:

         Furniture and equipment                                   $  663,672
         Leasehold improvements                                        49,909
                                                                   ----------

                                                                      713,581
         Less: Accumulated depreciation                               439,464
                                                                   ----------

                                                                   $  274,117
                                                                   ==========
7.       Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consists of:

                                                         1999            1998
                                                     -----------      ---------
         Accounts payable                            $ 1,285,061      $ 252,384
         Accrued compensation and related costs          656,059              -
         Liability for unissued shares                 1,288,125              -
         Other accruals                                  406,407              -
                                                     -----------      ---------

                                                     $ 3,635,652      $ 252,384
                                                     ===========      =========

8.       Current Portion of Long-Term Debt

         Current portion of long-term debt at December 31, 1999 consists of a 12% note payable to bank in equal monthly installments of $2,999, inclusive of interest, through November 2000.

9.       Demand Notes Payable

         Demand notes payable at December 31, 1999 consists of two notes for $25,000 each with interest at 8%.

10.      Convertible Notes Payable

         The convertible note payable consists of a 11% note payable, with a principal balance of $500,000 and $13,750 of interest accrued through December 31, 1999. Repayment of the note has been extended to September, 2000 and is convertible at the holder's option, at the rate of one share of the Company's common stock for every $3.75 of principal outstanding.

         Separately, the Company issued the noteholder a two year option to purchase 50,000 shares of common stock at $5 per share.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


11.      Convertible Notes Payable (Noncurrent)

         Upon acquisition by the Company of Infinop (see Note 4), the Company assumed convertible notes payable of $1,125,000, with interest ranging from 6% to 8%, which are convertible into a maximum of 370,170 shares of common stock through September 30, 2002.

12.      Series A Convertible Preferred Stock

         The authorized Series A convertible preferred stock of the Company consists of 1,000,000 shares, of which 250,000 shares were issued and outstanding at December 31, 1998. Such shares were issued at $4 per share. Of the issued and outstanding shares, 2,500 were fully paid at December 31, 1998, the remaining subscription receivable outstanding, $990,000, was paid subsequent to December 31, 1998. On March 23, 1999, the Series A preferred stock was converted into common stock at a rate of four for one. As a result, the Series A preferred shareholders received 1,000,000 shares of common stock of the Company.

13.      Common Stock and Warrants

         In July 1999, pursuant to a private placement offering, the Company issued 100,000 shares of common stock and 55,000 common stock purchase warrants, exercisable at $6.60 per share for $550,000. The placement agent received $50,000 and 10,000 shares of common stock, with a fair value of $38,750, in connection with the transaction.

         In August 1999, a modification of Develcon's banking facilities with Royal Bank Capital Corporation (RBCC) was completed which resulted in the Company issuing RBCC 120,000 shares of common stock and warrants to purchase an additional 150,000 common shares, exercisable at $6.00 per share, with a fair value of $352,875.

         In December 1999, pursuant to a private placement offering for the sale of units with Aegis Capital Corp. (Aegis), as placement agent, the Company sold an aggregate of 1,274,972 shares of common stock and 3,824,916 common stock purchase warrants resulting from the sale of an aggregate of 19.125 units to accredited investors for net proceeds to Vianet of approximately $1,575,000. Each unit, with an offering price of $100,000 per unit, consisted of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which are exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. A portion of Aegis' commission of $33,000 relating to this closing was reinvested into 0.33 units (21,999 shares of common stock and 65,997 common stock purchase warrants).

         During 1999, the Company issued 206,166 shares of common stock, with a fair value of $459,730, in exchange for services rendered. Subsequent to December 31, 1999, the Company issued 270,000 shares of common stock to WorldCorp Capital Management Group, Inc. (WCMG), an affiliated entity, in payment for services rendered in connection with the acquisition of Labs and Access (see Note 4).

         During 1999, in addition to the warrants issued in connection with the Company's various financing transactions, the Company issued warrants to purchase 3,067,350 shares of common stock at $0.01 to $12.00 per share, exercisable through 2004. The warrants which were issued for services, include warrants to purchase 1,960,000 shares issued to WCMG.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


14.      Related Party Transactions

         Convertible Notes Payable (Current):

         On March 23, 1999, convertible notes payable of $2,909,272 to entities controlled by two officers and directors of the Company were converted into 2,739,272 shares of common stock at a ratio of one share for every $1 of principal amount. During the year ended December 31, 1999, additional convertible notes of $30,000 were issued and the Company repaid $200,000.

         Loans:

         At December 31, 1999, loans payable to shareholders and related parties of the Company were $229,108 and loans receivable from related party were $142,415. One loan payable to shareholder in the amount of $50,000 bears interest at the rate of 15%. Other such loans are noninterest bearing.

         Credit Facility:

         During 1999, the Company entered into a $3,000,000 secured credit facility (the "Facility") with an entity controlled by the President and Chief Executive Officer. The terms of the facility provided for interest at 10%, monthly fees of $15,000, the issuance of warrants for 300,000 shares of common stock exercisable at prices of $3.00 to $5.00 over five years, and the lender to have the option to convert the amount due into 1,430,539 shares of common stock and 4,291,617 warrants to purchase common stock at prices ranging from $1.50 to $3.00 per share. The conversion option was exercised in March, 2000.

         At December 31, 1999, there was $1,955,279 outstanding under the Facility consisting of the amount borrowed of $2,145,839 less $190,560, the unamortized portion of the debt discount ascribed to the warrants issued as initial consideration for the Facility.

         Fees and Expenses:

         The Company paid consulting and management fees of approximately $53,000 in 1999 and $133,000 in 1998 to affiliated entities. In 1998, the Company also incurred legal expenses of $116,000 for work performed by a law firm that employed an officer of the Company.

         Effective July 1, 1999, the Company's President and Chief Executive Officer and another executive are compensated through a management agreement with an affiliated entity. Management fees of $185,000 were paid to the affiliate in 1999.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998

15.      Income Taxes

         The difference between the statutory Federal income tax rate and the Company's effective tax rate for the periods ended December 31, 1999 and 1998 are as follows:

                                                                                  1999             1998
                                                                               -----------     -----------
         Income tax benefit computed at statutory federal rate                 $ 7,362,000     $   167,000
         State income taxes, net of federal impact                               1,299,000          29,000
         Permanent nondeductible merger related costs
            (principally amortization of goodwill and
            write-off of purchased in-process research and
            development)                                                        (3,065,000)              -
         Valuation allowance                                                    (5,596,000)       (196,000)
                                                                               -----------     -----------
                                                                               $         -     $         -
                                                                               ===========     ===========

         For Federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $18,705,000 expiring through year 2019. The availability of the net operating loss carryforwards to offset income in the future years, if any, may be limited by the Internal Revenue Code Section 382 as a result of certain ownership changes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                                                  1999             1998
                                                                               -----------     -----------
         Deferred tax assets:
            Net operating loss carryforward                                    $ 6,859,000     $   166,500
            Valuation allowance - receivable from Develcon                         400,000               -
            Unrealized foreign exchange loss                                             -          29,500
                                                                               -----------     -----------


                                                                                 7,259,000         196,000
            Less: Valuation allowance                                           (7,259,000)       (196,000)
                                                                               -----------     -----------

         Deferred tax asset                                                    $         -     $         -
                                                                               ===========     ===========


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The valuation allowance was recorded due to the uncertainty in the utilization of Federal net operating loss carryforwards.

16.      Stock Incentive Plan

         The Company adopted a Stock Incentive Plan for employees (the Plan). The Plan permits the issuance of stock options to selected employees, officers and directors of the Company. Options granted may be either nonqualified or incentive stock options.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998




16.      Stock Incentive Plan (Continued)

         The Company adopted a Stock Incentive Plan for employees (the Plan). The Plan permits the issuance of stock options to selected employees, officers and directors of the Company. Options granted may be either nonqualified or incentive stock options.

         The Company has assumed options granted under Develcon's and Infinop Option Plans (Acquired Options). The Acquired Options were assumed by the Company outside of its stock option plan, and they are administered as if issued under their original plans. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the acquisitions between the Company, Develcon and Infinop. The Acquired Options generally become exercisable over a three-year period and generally expire ten years from the date of grant. No additional options will be granted under Develcon's or Infinop's plans. As part of the sale of Develcon, all unexercised options assumed from Develcon or granted to Develcon employees have been cancelled.

         The following table summarizes stock option activity for the year ended December 31, 1999:

                                                                      Number of                     Weighted
                                                                    Shares Subject              Average Exercise
                        Stock Option Activity                         to Options                 Price Per Share
                        ---------------------                  -------------------------    --------------------------
         Outstanding, December 31, 1998                                 440,000                      $  1.00
         Granted                                                        820,000                         4.57
         Assumed from Develcon plans                                     61,951                        10.30
         Assumed from Infinop plan                                      598,467                         0.02
         Cancelled                                                     (410,325)                        8.58
         Exercised                                                       (1,626)                        3.20
                                                                     ----------

         Outstanding, December 31, 1999                               1,508,467                         0.87
                                                                     ==========


                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998



16.      Stock Incentive Plan (Continued)

         The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                            Options Outstanding                        Options Exercisable
                               ---------------------------------------------       ---------------------------
                                               Weighted          Weighted                          Weighted
           Range of                            Average           Average                           Average
           Exercise                           Remaining          Exercise                          Exercise
             Price            Number of      Contractual          Price            Number of        Price
           Per Share           Shares        Life (Years)       Per Share            Shares       Per Share
        --------------        ---------      -----------        ---------          ---------      ---------
        $ 0.01 to 0.26          598,467          6.6              $ 0.02             575,693        $ 0.02
        $ 1.00 to 1.50          710,000          8.0              $ 1.11             498,956        $ 1.03
        $ 2.38 to 2.88          200,000          3.3              $ 2.59               9,512        $ 2.68
                              ---------                                            ---------
                              1,508,467          6.8              $ 0.87           1,084,161        $ 0.50
                              =========                                            =========

         The following table reflects pro forma net loss and loss per share had compensation cost been determined based on the fair value at the grant date for awards granted in the year ended December 31, 1999 consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

         Net loss:
            As reported                              $  (21,651,932)
            Pro forma                                $  (21,965,262)

         Basic loss per share:
            As reported                              $        (4.12)
            Pro forma                                $        (4.18)

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998

16.      Stock Incentive Plan (Continued)

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

         The estimated fair value of each option granted included in the pro forma results is calculated using the minimum value calculation for the options issued prior to the Company becoming publicly traded, and the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants subsequent to the Company becoming publicly traded: no common stock dividends paid; expected volatility of 75%; risk-free interest rates of 5.0% to 6.14%; and expected lives of 6.9 years. The weighted average fair values of options at their grant date during 1999 was $2.29.

         Management has determined the fair value of options granted in 1998 was deminimus and, therefore, has not presented the 1998 pro forma disclosures required by SFAS No. 123 as the effect on reported net loss is immaterial.

17.      Commitments and Contingencies

         Employment/Consulting Agreements:

         In connection with the Infinop and PSI acquisitions, the Company entered into two-year employment agreements with the principal shareholders and key employees which provide for aggregate annual compensation of $1,380,000.

         In November 1999, the Company entered into a two-year employment agreement with one of its executives which provides for annual compensation of $250,000.

         Effective January 1, 2000, the Company's President and the Company's Chairman entered into 3 year Consulting Agreements through affiliated entities, which provide for aggregate annual consulting fees of $400,000.

         Leases:

         The Company leases office space and equipment under operating leases with terms expiring through December 31, 2000. Future minimum payments under these leases for the year ended December 31, 2000 are approximately $98,000, plus escalation payment for increases in operating expenses. In addition, commencing in February 1999, the Company subleases office space under an informal arrangement with a related party. Rent expense for the year ended December 31, 1999 was approximately $69,000.

18.      Subsequent Events

         Financings:

         In January 2000, Vianet completed additional closings of the private placement offering with Aegis in which 983,314 shares of common stock and 2,949,942 common stock purchase warrants were sold resulting from the sale of an aggregate of 14.75 units to accredited investors for net proceeds to Vianet of approximately $1,333,000. Each unit consisted of an aggregate of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which are exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. A portion of Aegis' commission of $33,000 relating to these closings was reinvested into 0.33 units (21,997 shares of common stock and 65,991 common stock purchase warrants). In addition, Aegis received warrants to purchase an aggregate of 3.45 units

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
                 MARCH 20, 1998 (INCEPTION) TO DECEMBER 31, 1998


18.      Subsequent Events (Continued)

         Financings: (Continued)

         (or 230,215 shares of common stock and 230,215 class A, B and C warrants, respectively), which are exercisable at a price of $100,000 per unit.

         In February 2000, pursuant to a private placement offering the Company sold 1,163,121 shares of common stock and 3,489,363 common stock purchase warrants. The private placement offering, which was completed with Donald & Co. (Donald) as placement agent, resulted in the sale of an aggregate of 17.448 units to accredited investors for net proceeds to Vianet of approximately $1,610,000. Each unit consisted of an aggregate of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which are exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. Donald received warrants to purchase an aggregate of approximately 1.25 units (or 83,649 shares of common stock and 83,649 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit. In addition, Aegis participated in this closing and a portion of their commissions of $53,900 was reinvested into 0.539 units (or 35,933 shares of common stock and 107,799 common stock purchase warrants).

         In March and April 2000, pursuant to a private placement offering the Company sold 1,961,123 shares of common stock and 2,941,684 common stock purchase warrants. The private placement offering resulted in the sale of an aggregate of 98 units to accredited investors for net proceeds to Vianet of approximately $5,295,000. The placement agents associated with this offering will receive warrants to purchase approximately 6.8 units (or approximately 136,000 shares of common stock and approximately 204,000 class D three year common stock purchase warrants). Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D three year common stock purchase warrants, which are exercisable at $4.50 per share.

         On April 7, 2000, pursuant to a stock purchase agreement, the Company issued 1,400,000 shares of common stock and 2,100,000 five year common stock purchase warrants, exercisable at $4.50 per share for an aggregate payment of $4,200,000 less offering costs. On April 7, 2000, the Company received an additional $1,500,000, less offering costs for the sale of 500,000 shares of common stock and 750,000 common stock purchase warrants issued on the same terms and conditions.

         Pro Forma Capitalization:

         The following table sets forth the Company's Pro Forma Capitalization as of December 31, 1999 giving effect to: private placement offerings detailed above, issuance of 330,000 shares in satisfaction of liabilities incurred in 1999, conversion of notes payable of $2,145,839 (inclusive of $190,560 debt discount) into 1,430,559 shares of common stock, and purchase of $1,000,000 (face amount) of Develcon's debt to Simmonds Capital Limited in exchange for the issuance of 250,000 shares of common stock at $3.00 per share. The realizability of the receivable from Develcon may require a valuation allowance for impairment (see
         Note 3).

                                                                                  December 31, 1999
                                                       ----------------------------------------------------------------
                                                                                    Pro Forma            Pro Forma As
                                                              Actual             Adjustments (1)         Adjusted (1)
                                                       --------------------    -------------------     -----------------
     Convertible notes payable (noncurrent)                      1,125,000                     -             1,125,000
                                                                ----------          ------------         -------------

     Shareholders' Equity:

     Common Shares, $0.001 par value,
     100,000,000 shares authorized,
     14,678,309 shares issued and
     outstanding (actual), 22,754,356
     shares issued and outstanding
     (pro forma (1)                                                 14,678                 8,076                22,754

     Additional Paid-In Capital                                 19,275,589            17,543,946            36,819,535

     Subscription receivable                                          (500)                    -                  (500)

     Note receivable for stock                                           -              (750,000)             (750,000)

     Warrants issued                                             5,001,211                     -             5,001,211

     Unearned fees                                                (745,830)                    -              (745,830)

     Accumulated Deficit                                       (22,143,789)             (190,560)          (22,334,349)
                                                                ----------          ------------         -------------

     Total Shareholders' Equity                                  1,401,359            16,611,462            18,012,821
                                                                ==========          ============          ============

     Total Capitalization                                       $2,526,359          $ 16,611,462          $ 19,137,821
                                                                ==========          ============          ============

-------------------
(1) Gives effect to issuance of (a) 6,065,488 shares of common stock at $1.50 - $3.00 per share in private placement offerings completed in the subsequent to December 31, 1999 yielding net proceeds to the Company of approximately $13,368,000; (b) 330,000 shares issued in satisfaction of liabilities incurred in 1999; (c) purchase of $1,000,000 (face amount) of Develcon's debt from Simmonds in exchange for the issuance of 250,000 shares of common stock issued at $3.00 per share; (d) 1,430,559 shares of common stock at $1.50 per share exchanged for the retirement of $2,145,839 of a Secured Credit Facility. This transaction included the issuance of 1,430,559 each of Class A, Class B and Class C warrants at $2.00, $2.50 and $3.00.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VIANET TECHNOLOGIES, INC.


                             By: /s/ Vincent Santivasci
                                 ----------------------------------------------
                                 Vincent Santivasci, Chief Financial Officer

                                                                 April 14, 2000
                             Date

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                   Capacity                                  Date
              ---------                                   --------                                  ----
/s/ Jeremy Posner                           Chairman,                                            April 14, 2000
------------------------------------        Vianet Technologies, Inc.
Jeremy Posner

/s/ Peter Leighton                          President and Chief Executive Officer                April 14, 2000
------------------------------------        Vianet Technologies, Inc.
Peter Leighton

/s/ Bruce Arnstein                          Chief Operating Officer,                             April 14, 2000
------------------------------------        Vianet Technologies, Inc.
Bruce Arnstein

/s/ Vincent Santivasci                      Chief Financial Officer,                             April 14, 2000
------------------------------------        Vianet Technologies, Inc.
Vincent Santivasci

/s/ Elizabeth Disiere                       Corporate Secretary,                                 April 14, 2000
------------------------------------        Vianet Technologies, Inc.
Elizabeth Disiere

/s/ Robert H. Bailey                        Director,                                            April 14, 2000
------------------------------------        Vianet Technologies, Inc.
Robert H. Bailey

/s/ Darrell J. Elliot                       Director,                                            April 14, 2000
------------------------------------        Vianet Technologies, Inc.
Darrell J. Elliot

/s/ F. Paul Whitlock                        Director,                                            April 14, 2000
------------------------------------        Vianet Technologies, Inc.
F. Paul Whitlock

INDEX TO EXHIBITS

 2.1 Merger Agreement, dated March 16, 1999, between Vianet and Radar Resources, Inc.(5)
 3.1     Articles of Incorporation(7)
 3.2     By-laws(7)
 4.1     Form of common stock certificate(7)
10.1     1999 Stock Incentive Plan(7)
10.2 Amended and Restated Arrangement Agreement, dated May 11, 1999, between Vianet and Develcon Electronic Ltd.(3)
10.3     Plan of Arrangement regarding acquisition of Develcon Electronics Ltd.
10.4 Agreement and Plan of Merger, dated August 31, 1999, by and among Vianet Technologies, Inc. Vianet Labs, Inc., Infinop Holdings, Inc. and Paul Fisher, Howard Fisher and Craig Fisher.(2)
10.5 Waiver and Agreement, adopted October 12, 1999, by Vianet Technologies, Inc., Vianet Labs, Inc., Infinop Holdings, Inc. ("Infinop") and Paul, Craig and Howard Fisher.(2)
10.6 Share purchase agreement as of 12/24/99 among Vianet Technologies, Inc., Thorpe Bay Corporation and Develcon Electronics Ltd.(4)
10.7 Royalty Free Non-Exclusive Technology License Agreement as of December 31, 1999 between Vianet Technologies, Inc. and Develcon Electronics Ltd.
10.8 Agreement and Plan of Merger, dated December 30, 1999 between Vianet and PSI Communication, Inc.(1)
10.9 Consulting Agreement as of April 13, 1999 between CFM Capital Limited and Vianet Technologies, Inc.
10.10 Consulting Agreement as of April 13, 1999 between XELIX Capital Limited and Vianet Technologies, Inc.
10.11 Employment Agreement between Bruce Arnstein and Vianet Technologies, Inc. as of November 24, 1999.
16.1     Letter from KPMG(6)
21.1     List of Subsidiaries
27.1     Financial Data Schedule

---------------------

(1) Incorporated by reference to the Form 8-K filed by Vianet with the SEC on January 7, 2000 under SEC file No. 033-55254-19.

(2) Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on October 27, 1999 under SEC file No. 033-55254-19.

(3) Incorporated by reference to the Form 8-K filed by Vianet with the SEC on June 1, 1999 under SEC file No. 033-55254-19.

(4) Incorporated by reference to the Form 8-K filed by Vianet with the SEC on March 16, 1999 under SEC file No. 033-55254-19.

(5) Incorporated by reference to the Form 10-QSB filed by Vianet with the SEC on August 20, 1999 under SEC file No. 033-55254-19.

(6) Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on July 15, 1999 under SEC file No. 033-55254-19.

(7) Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on July 15, 1999 under SEC file No. 033-55254-19.

    To be filed by amendment