Form 10QSB
period 2000-03-31
VIANET TECHNOLOGIES INC
filed 2000-05-15
CIK 894502

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

       (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

       Commission File No. 33-55254-19
       -------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

         There were 22,544,195 shares of the registrant's Common Stock, par value $.001 per share, outstanding on May 14, 2000.

--------------------------------------------------------------------------------

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I        Financial Information
------

Item 1        Financial Statements


              Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31,  1999
              (audited)                                                                                    3

              Consolidated Statements of Operations for the three months ended March 31, 2000 and
              1999 (unaudited)                                                                             4

              Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and
              1999 (unaudited)                                                                            5-6

              Notes to Consolidated Financial Statements (unaudited)                                      7-9


Item 2        Management's Discussion and Analysis                                                      10-15


Part II       Other Information                                                                           16
-------

Item 1        Legal Proceedings

Item 2        Changes in Securities

Item 3        Defaults Upon Senior Securities

Item 4        Submission of Matters to a Vote of Security Holders

Item 5        Other Information

Item 6        Exhibits and Reports on Form 8-K

              (a) Exhibits

                  Exhibit 27 - Financial Data Schedule

              (b) Reports on Form 8-K

              Signatures                                                                                  18

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,        December 31,
                          ASSETS                                                     2000               1999
                                                                                 (unaudited)         (audited)
                                                                                 ----------         ------------
Current Assets:
    Cash and cash equivalents                                                    $  552,904         $    214,639
    Accounts receivable, net of allowance of $6,000 in 2000                         175,420               93,955
    Receivable from related party                                                   183,423              142,415
    Prepaids and other current assets                                                19,059               75,913
                                                                                 ----------         ------------
        Total Current Assets                                                        930,806              526,922
                                                                                 ----------         ------------
Property and Equipment, less accumulated depreciation
    of $495,750 in 2000 and $439,465 in 1999                                        268,891              274,117
                                                                                 ----------         ------------
Other Assets:
    Notes receivable from Develcon Electronics Ltd., less allowance of
      $1,450,000 in 2000 and $1,000,000 in 1999                                     961,387              624,828
    Intangibles arising from acquisitions, net of accumulated
      amortization of $920,871 in 2000 and $340,484 in 1999                       5,879,040            6,631,533
    Technology licenses, net of accumulated amortization
      of $154,162 in 2000 and $112,500 in 1999                                      832,385              874,047
    Other                                                                             6,500                6,500
                                                                                 ----------         ------------
        Total Other Assets                                                        7,679,312            8,136,908
                                                                                 ----------         ------------
                                                                                 $8,879,009         $  8,937,947
                                                                                 ==========         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                                            $   22,483         $     27,799
    Accounts payable and accruals                                                 3,095,366            3,635,652
    Convertible notes payable                                                       527,500              513,750
    Demand notes payable                                                             50,000               50,000
    Loans payable - related parties                                                 237,739            2,184,387
                                                                                 ----------         ------------
        Total Current Liabilities                                                 3,933,088            6,411,588
                                                                                 ----------         ------------
Convertible Notes Payable (noncurrent)                                            1,125,000            1,125,000
                                                                                 ----------         ------------
Shareholders' Equity:
    Common shares, $0.001 par value; 100,000,000 shares
      authorized; 18,909,899 and 14,678,309 shares, issued and
      outstanding, respectively                                                      18,910               14,678
    Subscription receivable                                                            (500)                (500)
    Additional paid-in capital                                                   23,857,242           19,275,589
    Warrants issued                                                               7,105,730            5,001,211
    Unearned fees                                                                  (559,373)            (745,830)
    Accumulated deficit                                                         (26,601,088)         (22,143,789)
                                                                                 ----------         ------------
        Total Shareholders' Equity                                                3,820,921            1,401,359
                                                                                 ----------         ------------
                                                                                 $8,879,009         $  8,937,947
                                                                                 ==========         ============

The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                          ---------------------------------------
                                                                          March 31, 2000           March 31, 1999
                                                                          --------------           --------------
Revenue:
    Sales                                                                   $   118,954               $        -
    Interest and other income                                                    44,137                   34,900
                                                                            -----------               -----------
                                                                                163,091                   34,900
                                                                            -----------               -----------
Costs and Expenses:
    Cost of goods sold                                                           14,243                        -
    Selling, general and administrative                                       2,463,114                  229,750
    Research and development                                                  1,139,559                        -
    Depreciation and amortization                                               678,336                   22,500
    Interest                                                                    325,138                        -
                                                                            -----------               -----------
                                                                              4,620,390                  252,250
                                                                            -----------               -----------
    Net Loss                                                                $(4,457,299)              $ (217,350)
                                                                            ===========               ==========
    Loss per share - basic and diluted                                      $     (0.27)              $    (0.06)
                                                                            ===========               ==========
Weighted average number of shares outstanding                                16,452,109                3,688,054
                                                                            ===========               ==========

The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Three Months Ended
                                                                       -------------------------------------
                                                                         March 31, 2000      March 31, 1999
                                                                       -----------------   -----------------
Operating Activities:
    Net loss                                                              $(4,457,299)        $  (217,350)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Provision for loss on receivables                                     456,000                   -
        Unearned fees                                                         186,457                   -
        Imputed interest                                                      (36,559)                  -
        Depreciation and amortization                                         678,334              22,500
        Issuance of warrants and common stock for services                    136,931                   -
        Increase (decrease) in cash attributable to changes in
          operating assets and liabilities:
             Accounts receivable                                              (87,465)                  -
             Prepaids and other current assets                                 56,853             (31,115)
             Accounts payable and accruals, and other                        (354,429)            102,469
                                                                          -----------         -----------
    Net Cash Used In Operating Activities                                  (3,421,177)           (123,496)
                                                                          -----------         -----------

Investing Activities:
    Loans to Develcon Electronics, Ltd.                                             -          (1,004,635)
    Loans to related parties                                                  (41,008)                  -
    Capital expenditures                                                      (51,059)                  -
                                                                          -----------         -----------
    Net Cash Used In Investing Activities                                     (92,067)         (1,004,635)
                                                                          -----------         -----------

Financing Activities:
    Issuance of common stock and warrants                                   3,603,988                   -
    Repayment of convertible notes payable                                          -            (200,000)
    Proceeds from convertible notes payable                                         -              30,000
    Subscriptions receivable                                                        -             990,000
    Principal payments of long term debt                                       (5,316)                  -
    Loans from related parties                                                252,837             410,000
                                                                          -----------         -----------
    Net Cash Provided By Financing Activities                               3,851,509           1,230,000
                                                                          -----------         -----------

    Net Increase In Cash And Cash Equivalents                                 338,265             101,869

Cash and Cash Equivalents, beginning                                          214,639              13,856
                                                                          -----------         -----------
    Cash and Cash Equivalents, end                                        $   552,904         $   115,725
                                                                          ===========         ===========

Supplemental Disclosures of Cash Flow Information
    Cash paid for interest                                                $    27,432         $         -
                                                                          ===========         ===========
    Cash paid for taxes                                                   $    46,211         $     4,963
                                                                          ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                         -----------------------------------------
                                                                         March 31, 2000             March 31, 1999
                                                                         --------------             --------------
Noncash Transactions:

    Conversion of notes payable into common stock                           $2,199,485                $        -
                                                                            ==========                ==========
    Issuance of warrants to placement agents                                $2,025,588                $        -
                                                                            ==========                ==========
    Issuance of Common stock and warrants in return for
      loan receivable from Develcon Electronics Ltd. (Develcon)             $  750,000                $        -
                                                                            ==========                ==========
    Reduction of liabilities assumed
      in connection with acquisition                                        $  172,106                $        -
                                                                            ==========                ===========

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.       Basis of Presentation:

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB as at December 31, 1999.

The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly owned subsidiaries, Vianet Labs, Inc. and Vianet Access, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

2.       Related Party Transactions

         Credit Facility:

In 1999, the Company entered into a $3,000,000 secured credit facility (the "Facility") with an entity that, during 1999, was controlled by the President and Chief Executive Officer. The terms of the facility provided for interest at 10%, monthly fees of $15,000, the issuance of warrants for 300,000 shares of common stock exercisable at prices of $3.00 to $5.00 over five years, and the lender to have the option to convert the amount due into 1,430,539 shares of common stock and 4,291,617 warrants to purchase common stock at prices ranging from $1.50 to $3.00 per share. The conversion option was exercised in March 2000.

         Fees and expenses:

In the three months ended March 31, 2000, the Company paid $42,750 to WorldCorp Management Group, Inc., an affiliated entity, for services rendered.

         Employment / Consulting Agreements:

Effective January 1, 2000, the Company' President and the Company's Chairman entered into three year Consulting Agreements through affiliated entities, which provide for aggregate annual consulting fees of $400,000. Fees of $66,666 were paid to these affiliated entities in the first quarter.

3.       Common Stock

         Financings:

In January 2000, Vianet completed additional closings of the private placement offering with Aegis Capital Corp. (Aegis), as placement agent, in which 983,314 shares of common stock and 2,949,942 common stock purchase warrants were sold resulting from the sale of an aggregate of 14.75 units to accredited investors for net proceeds to Vianet of approximately $1,333,000. Each unit consisted of an aggregate of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which are exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. A portion of Aegis' commission of $33,000 relating to these closings was reinvested into 0.33 units (21,997 shares of common stock and 65,991 common stock purchase warrants). In addition, Aegis received warrants to purchase an aggregate of 3.45 units (or an aggregate of 230,215 shares of common stock and 230,215 class A, B and C warrants, respectively), which are exercisable at a price of $100,000 per unit.

In January 2000, the Company issued 50,000 warrants to purchase common stock for services. The warrants have a two-year term and each warrant is exercisable at $5.00. In addition, the Company issued 20,000 common shares in exchange for legal services.

In February 2000, pursuant to a private placement offering the Company sold 1,163,121 shares of common stock and 3,489,363 common stock purchase warrants. The private placement offering, which was completed with Donald & Co. (Donald) as placement agent, resulted in the sale of an aggregate of 17.448 units to accredited investors for net proceeds to Vianet of approximately $1,410,000. Each unit consisted of an aggregate of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which are exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. Donald received warrants to purchase an aggregate of approximately
1.25 units (or an aggregate of 83,649 shares of common stock and 83,649 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit. In addition, Aegis participated in this closing and a portion of their commissions of $53,900 was reinvested into 0.539 units (or 35,933 shares of common stock and 107,799 common stock purchase warrants).

In March 2000, pursuant to a private placement offering the Company sold 326,666 shares of common stock and 489,999 common stock purchase warrants. The private placement offering resulted in the sale of an aggregate of 16.33 units to accredited investors for net proceeds to Vianet of approximately $861,000. The placement agents associated with this offering will receive warrants to purchase approximately 1.63 units (or approximately 32,667 shares of common stock and approximately 49,000 class D three year common stock purchase warrants). Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D three-year common stock purchase warrants, which are exercisable at $4.50 per share.

In addition, the Company purchased a $1,000,000 (face amount) note receivable from Develcon Electronics, Ltd. (a former Subsidiary) from a creditor of Develcon Electronics, Ltd. in exchange for the issuance of 250,000 shares of common stock issued at $3.00 per share and 375,000 Class D three year common stock purchase warrants, which are exercisable at $4.50 per share. The net present value of the receivable as presented on the balance sheet is $750,000, less a valuation allowance of $450,000.

4.     Subsequent Events

       Leases:

In April 2000, the Company entered into a lease agreement for office space in Texas. The term of the lease is sixty-two months. The lease provides for rent, including operating expenses and taxes, approximating $276,000 per annum.

       Financing:

In April 2000, pursuant to a private placement offering the Company sold 1,667,861 shares of common stock and 2,501,791 common stock purchase warrants. The private placement offering resulted in the sale of an aggregate of 82.01 units to accredited investors for net proceeds to Vianet of approximately $4,418,013. The placement agents associated with this offering will receive warrants to purchase approximately 8.34 units (or approximately 166,786 shares of common stock and approximately 250,179 class D three year common stock purchase warrants). Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D three-year common stock purchase warrants, which are exercisable at $4.50 per share.

In April 2000, pursuant to stock purchase agreements, the Company issued 1,899,999 shares of common stock and 2,849,998 five-year common stock purchase warrants, exercisable at $4.50 per share for net proceeds to Vianet of approximately $5,130,000.

  Pro Forma Capitalization:

The following table sets forth the Company's Pro Forma Capitalization as of March 31, 2000 giving effect to the private placement offering and stock purchase agreement detailed above:

                                                                              March 31, 2000
                                                        ---------------------------------------------------------
                                                                                 Pro Forma           Pro Forma As
                                                           Actual              Adjustments(1)        Adjusted (1)
                                                        -------------          --------------       -------------
Convertible notes payable (noncurrent)                      1,125,000                     -             1,125,000
                                                        -------------           -----------         -------------

Shareholders' Equity:

Common Shares, $0.001 par value,
100,000,000 shares authorized, 18,909,899
shares issued and outstanding (actual),
22,477,759 shares issued and outstanding
(Pro Forma (1))                                                18,910                 3,567                22,477

Additional Paid-In Capital                                 23,857,242             9,544,446            33,401,688

Subscription receivable                                          (500)                    -                  (500)

Warrants issued                                             7,105,730                     -             7,105,730

Unearned fees                                               (559,373)                     -              (559,373)

Accumulated Deficit                                      (26,601,088)                     -           (26,601,088)
                                                        -------------            ----------         -------------
Total Shareholders' Equity                                  3,820,721             9,548,013            13,368,934
                                                        =============            ==========         =============
Total Capitalization                                    $   4,945,721            $9,548,013         $  14,493,934
                                                        =============            ==========         =============

(1) Gives effect to issuance of 3,567,860 shares of common stock at $3.00 per share in private placement offerings completed in April 2000 yielding net proceeds to the Company of approximately $9,548,013.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000

This quarterly report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are statements about future performance or results, and include any statements using the words "believe," "expect," "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which we are constantly reviewing. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, relations with ILECs and their ability to provide delivery of services including interoffice trunking, implementation of back office service delivery systems, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. We have no obligation to update or revise forward-looking statements.

The following information has not been audited. You should read this information in conjunction with the condensed financial statements and related notes to financial statements included in this report. In addition, please see our Management Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 1999. Vianet Technologies, Inc. is referred to as "we," "us" or "our" in this report.

DESCRIPTION OF BUSINESS.

General

         We design and market advanced data compression technology and computer networking products that allow our customers to deliver integrated voice, video and data communication services to be used for network access, value-added services, and E-commerce applications.

Compression Technology Products, E-Commerce and Value Added Services

         We develop and sell data compression technologies for software and hardware applications, utilizing a patented wavelet compression technique. Wavelet based technologies deliver data, video and multimedia content faster than conventional compression techniques. Furthermore, wavelet compression uses dramatically less bandwidth, costs less, and yields higher quality Internet video and still imagery than conventional techniques. Our key products include the Lightning Strike suite of products, which include LS Video Messenger, LS Video Interactive, LS Power Zoom, and LS Video Stream. All of these products utilize our wavelet technology, and offer customers high quality desktop video applications at high speeds. Our technology will serve as the foundation for our value added services and E-commerce business.

Networking and Communications Products

         We design, manufacture, and sell networking products and systems. We produce fiber optic access equipment and specialize in the application of access and exchange technologies to improve network efficiency and reliability. We focus on the commercial multimedia communications and telecommunications markets by providing equipment that interfaces carrier access and enterprise fiber optic networks. Our current product lines, including the Starpoint fiber optic multiplexer, offer communications companies high bandwidth technology to reach consumer markets more efficiently. We market these technologies to communications companies seeking to interface carrier access and enterprise fiber optic networks. In the future, we plan to integrate our proprietary technology and technology exclusively licensed from our former subsidiary, Develcon, to expand our network access product lines.

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

In Process Research and Development

         On acquisition, the Vianet Labs products were in the form of CODECS (COmpressor/DECompressors) representing mathematical algorithms that had been utilized in a "proof of concept" suite of products known as LS Interactive, LS Messenger, LS Video Streaming, LS Power Zoom, and LS Facial recognition. These products were in "pre alpha" form, worked only on one limited platform and were extremely "buggy" causing computer lock-ups and worse. Since the acquisition, Vianet's engineering effort has consisted of the design of professional Graphic User Interfaces (GUI's), debugging and the integration across multiple platforms as well the further enhancement and development of the basic CODECS.

         On acquisition of Vianet Access, the Starpoint product was also in a "proof of concept" form. In February, the product reached alpha stage and the main engineering effort since then has focused on the development of a voice card and the application of a Simple Network Management Protocol (SNMP) software management system and related GUI that is required for the initial order in Korea.

         Our Starpoint product is currently being developed to include a voice card and an SNMP management system. We currently expect to complete the necessary development for the initial release of this product within two months of this report.

         No assurance can be given that these developments will be completed on schedule or that a market will exist for the products once the development is completed.

Results of Operations

Three-month periods ended March 31, 2000 and March 31, 1999

Revenues

         Revenues for the three-month period ended March 31, 2000 increased $128,191 to $163,091, as compared to revenues of $34,900 during the three month period ended March 31, 1999. $44,620 of this increase was attributable to sales of our Starpoint product prototypes, while approximately $74,334 was attributable to OEM sales. The remaining $44,137 was attributable to interest and other income.

Operating Expenses

         Operating expenses for the three-month period ended March 31, 2000 increased $3,387,166 to $3,616,916, as compared to operating expenses of $229,750 during the three months period ended March 31, 1999. The increase in operating expenses was attributable to a $14,243 increase in cost of goods and services sold, a $2,463,113 increase in selling, general and administrative expenses, and research and development costs of $1,139,559. Selling, general and administrative include $450,000 of additional valuation allowances in addition to salaries and administrative costs. This increase relates to the costs associated with the operations of the Company's newly acquired subsidiaries, Labs and Access. The Company currently has over 40 employees as compared to less than 10 during the three months ended March 31, 1999.

Depreciation and Amortization Expenses

         Depreciation and Amortization expenses for the three-month period ended March 31, 2000 increased $655,836 to $678,336, as compared to amortization expense of $22,500 during the three months period ended March 31, 1999. The increase was attributable to amortization of intangibles arising from acquisitions during 1999, depreciation of property and equipment and amortization of technology licenses.

Interest Expense and Other Financing Charges

         Interest expense and other financing charges for the three-month period ended March 31, 2000 was $325,138, as compared to nil during the three month period ended March 31, 1999. The year 2000 expense was primarily attributable to interest on convertible notes and the credit facility (including amortization of debt discount).

Inflation

         Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity And Capital Resources

         For the three month period ended March 31, 2000, the Company's cash position increased by $338,265 from $214,639 to $552,904. The principal source of cash was $3,603,988 that was generated from the Company's private placement offerings and $252,937 in loans from related parties. This was offset by $3,421,177 of cash used in operating activities, $92,067 in loans to related parties and purchases capital assets during the period, as well as, $5,316 principal payments of long-term debt.

From January 1, 2000 through the date of this report, Vianet has completed the following financings:

       o From January 1999 through February 2000, we completed a private placement offering, with Aegis Capital, Inc. (Aegis) as placement agent, in which we sold an aggregate of approximately 15 units for gross proceeds of approximately $1,508,000. The units consisted of an aggregate of (1) 1,005,311 shares of common stock, and (2) 1,005,311 class A, B and C warrants, respectively, to purchase shares of common stock. The class A, B and C warrants are exercisable at $2.00, $2.50 and $3.00, respectively. In connection with such offering, as well a the December 1999 offering, Aegis Capital received warrants to purchase an aggregate of approximately 3.45 Units (or an aggregate of 230,215 shares of common stock and 230,215 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit.

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

       o In 1999, the Company entered into a $3,000,000 secured credit facility (the "Facility") with an entity that, at that time, was controlled by the President and Chief Executive Officer. The terms of the facility provided for interest at 10%, monthly fees of $15,000, the issuance of warrants for 300,000 shares of common stock exercisable at prices of $3.00 to $5.00 over five years, and the lender to have the option to convert the amount due into 1,430,539 shares of common stock and 4,291,617 warrants to purchase common stock at prices ranging from $1.50 to $3.00 per share. The conversion option was exercised in March 2000.

       o In March 2000, we purchased a $1,000,000 (face amount) note receivable from Develcon Electronics, Ltd. (a former Subsidiary) from a creditor of Develcon Electronics, Ltd. in exchange for the issuance of 250,000 shares of common stock issued at $3.00 per share and 375,000 Class D three year common stock purchase warrants, which are exercisable at $4.50 per share.

       o In March and April 2000, we completed a private placement in which we sold an aggregate of approximately 98.3 units for gross proceeds to Vianet of approximately $5,900,370. The units consisted of an aggregate of 1,994,527 shares of common and 2,991,790 common stock purchase warrants, which warrants are exercisable at $4.50. In connection with such offering, the Placement Agents will receive warrants to purchase an aggregate of approximately 9.9 units (or an aggregate of approximately 199,453 shares of common stock and approximately 299,179 class D warrants), which warrants are exercisable at a price of $60,000 per unit.

       o In April 2000, we sold an aggregate of 1,899,999 shares of common stock and 2,849,998 common stock purchase warrants for gross proceeds of $5,700,000. The warrants are exercisable at $4.50.

         Reference is made to Note 4, Consolidated Financial Statements "Subsequent Notes" included hereunder which shows to pro forma effect of the financings completed subsequent to March 31, 2000.

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

Potential Future Sources of Capital

         In addition to the financings completed in the second quarter of 2000 we currently have the following sources of future capital:

       o We are in discussions with Wells Fargo (the "Bank") regarding obtaining financing for accounts receivable and work in progress based upon irrevocable letters of credit at a rate of LIBOR plus a margin. No assurances can be given the an arrangement will be reached or that, if reached, such arrangement will be converted into actual lending although we believe that it is the intent of the Bank to extend financing under the stated terms.

       o We had a total of 29,454,838 warrants and options outstanding as at the date of this filing at an average issue price of $3.10. In the event that these warrants and options are all exercised we would receive approximately $91,448,882 in cash proceeds. The exercise of these warrants and options will depend on, among other things, the liquidity and price for our common shares. We do not control the exercise of these warrants and options and therefore no assurances can be given that any warrants will be exercised.

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

Future Sources of Revenue

         As of the date of this filing we have received completed the following transactions that could generate future revenues:

       o We have received an initial purchase order for in excess of $5,000,000 for our Starpoint product for delivery in the third and fourth quarter of 2000;

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

       o Texas Instruments (TI), the largest Digital Signal Processor (DSP) manufacturer in the world, has confirmed that it will include two of our products, LS Interactive and LS Messenger, in the reference design being sent to camera manufacturers worldwide intending to use TI's chip sets for the manufacture of the new Fire Wire camera in May 2000. We expect a significant number of these manufacturers to bundle our products with their cameras under terms of which we will generate revenues although there is no guarantee that we generate any.

         While we anticipate significant revenues from these contracts and others that we will complete, there can be no guarantees these revenues will be realized. Should the contracts be cancelled or if our customers do not generate revenues utilizing our products, our future expected revenues could be adversely affected.

Summary

         Our best estimate is that we have sufficient cash to fund our operations for twelve months. After this period we may require additional funds unless we generate revenues to fund our expenses. As of May 11, 2000, our cash balances amounted to approximately $7,600,000.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 27 - Financial Data Schedule.

         (b)   Reports on Form 8-K

               On January 7, 2000 the Company filed a report on Form 8-K/A regarding the acquisition of Develcon Electronics Ltd.

               On January 7, 2000 the Company filed a report on Form 8-K regarding the acquisition of PSI Communications, Inc.

               On January 18, 2000 the Company filed a report on Form 8-K regarding the sale of Develcon Electronics Ltd.

               On January 21, 2000 the Company filed a report on Form 8-K/A regarding the acquisition of Infinop Holdings, Inc.

               On March 14, 2000 the Company filed a report on Form 8-K/A regarding the acquisition of PSI Communications, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               VIANET TECHNOLOGIES, INC.
                                               ------------------------------
                                                     (Registrant)


Date: May 14, 2000                              /s/ Vincent Santivasci
      ------------------                       ------------------------------
                                                    Vincent L. Santivasci
                                                   Chief Financial Officer