Form 10QSB
period 2000-06-30
VIANET TECHNOLOGIES INC
filed 2000-08-14
CIK 894502

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

         For the quarterly period ended JUNE 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

         Commission File No. 33-55254-19


                            VIANET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                       87-0434285
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

         There were 23,055,000 shares of the registrant's Common Stock, par value $.001 per share, outstanding on August 11, 2000.

--------------------------------------------------------------------------------

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                            Page
                                                                            ----
Part 1    Financial Information
------

Item 1    Financial Statements

          Consolidated Balance Sheets at June 30, 2000 (Unaudited)
          and December 31, 1999                                                3

          Consolidated Statements of Operations for the three and
          six months ended June 30, 2000 and 1999 (Unaudited)                  4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999 (Unaudited)                           5-6

          Notes to Consolidated Financial Statements                         7-9

Item 2    Management's Discussion and Analysis                             10-15


Part II   Other Information                                                   16
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

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                          ASSETS                                   June 30, 2000   December 31, 1999
                                                                 ---------------   -----------------

Current Assets:
     Cash and cash equivalents                                     $  5,616,865         $   214,639
     Accounts receivable, net of allowance of $55,000 in 2000           249,942              93,955
     Receivables from related parties                                   213,423             142,415
     Inventory                                                           47,272                   -
     Prepaids and other current assets                                  175,458              75,913
                                                                 ---------------   -----------------

           Total Current Assets                                       6,302,960             526,922
                                                                 ---------------   -----------------

Property and Equipment, less accumulated depreciation
     of $564,886 in 2000 and $439,465 in 1999                           550,833             274,117
                                                                 ---------------   -----------------

Other Assets:
     Notes receivable from Develcon Electronics Ltd., less allowance of
         $2,386,386 in 2000 and $1,000,000 in 1999                            -             624,828
     Intangibles arising from acquisitions, net of accumulated
        amortization of $1,490,982 in 2000 and $340,484 in 1999       5,308,928           6,631,533
     Technology licenses, net of accumulated amortization
        of $195,825 in 2000 and $112,500 in 1999                        790,722             874,047
     Other                                                              356,500               6,500
                                                                 ---------------   -----------------

           Total Other Assets                                         6,456,150           8,136,908
                                                                 ---------------   -----------------

                                                                   $ 13,309,943         $ 8,937,947
                                                                 ===============   =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                             $      7,495         $    27,799
     Accounts payable and accruals                                    1,577,873           3,635,652
     Convertible notes payable                                          541,250             513,750
     Demand notes payable                                                50,000              50,000
     Note payable - bank                                              1,000,000                   -
     Loans payable - related parties                                     40,782           2,184,387
                                                                 ---------------   -----------------

           Total Current Liabilities                                  3,217,400           6,411,588
                                                                 ---------------   -----------------

Convertible Notes Payable (noncurrent)                                1,125,000           1,125,000
                                                                 ---------------   -----------------

Shareholders' Equity:
     Common shares, $0.001 par value; 100,000,000 shares
        authorized; 22,839,813 and 14,678,309 shares, issued and
        outstanding, respectively                                        22,839              14,678
     Subscription receivable                                               (500)               (500)
     Additional paid-in capital                                      31,443,290          19,275,589
     Warrants issued                                                 10,717,050           5,001,211
     Unearned fees                                                     (372,915)           (745,830)
     Accumulated deficit                                            (32,842,221)        (22,143,789)
                                                                 ---------------   -----------------

           Total Shareholders' Equity                                 8,967,543           1,401,359
                                                                 ---------------   -----------------

                                                                   $ 13,309,943         $ 8,937,947
                                                                 ===============   =================


The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                            Three Months Ended              Six Months Ended
                                                                       ----------------------------  ----------------------------
                                                                       June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
                                                                       -------------  -------------  -------------  -------------

Revenue:
     Sales                                                             $    514,738    $        -    $    633,692      $        -
     Interest and other income                                               70,677        35,787         114,814          70,687
                                                                       -------------   -----------   -------------  --------------

                                                                            585,415        35,787         748,506          70,687
                                                                       -------------   -----------   -------------  --------------
Costs and Expenses:
     Cost of goods sold                                                     143,313             -         157,556               -
     Selling, general and administrative                                  3,520,033       270,831       5,533,147         500,581
     Research and development                                               512,882             -       1,652,441               -
     Provision for loss - Develcon                                        1,936,386             -       2,386,386               -
     Depreciation and amortization                                          680,675        22,500       1,359,011          45,000
     Interest                                                                33,259        58,155         358,397          58,155
                                                                       -------------   -----------   -------------  --------------

                                                                          6,826,548       351,486      11,446,938         603,736
                                                                       -------------   -----------   -------------  --------------

Loss From Continuing Operations                                          (6,241,133)     (315,699)    (10,698,432)       (533,049)
                                                                       -------------   -----------   -------------  --------------


Loss From Discontinued Operations                                                 -      (454,619)              -        (454,619)
                                                                       -------------   -----------   -------------  --------------

     Net Loss                                                          $ (6,241,133)   $ (770,318)  $ (10,698,432)     $ (987,668)
                                                                       =============   ===========  ==============  ==============

Loss per share - basic and diluted:
     Continuing operations                                             $      (0.28)   $    (0.04)  $       (0.56)     $    (0.10)
     Discontinued operations                                                      -         (0.06)              -           (0.08)
                                                                       -------------   -----------  --------------  --------------

     Loss per share - basic and diluted                                $      (0.28)   $    (0.10)  $       (0.56)     $    (0.18)
                                                                       =============   ===========  ==============  ==============

Weighted average number of shares outstanding                            21,990,809     7,264,952      19,210,859       5,464,285
                                                                       =============   ===========  ==============  ==============


The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                          ------------------------------------
                                                                            June 30, 2000       June 30, 1999
                                                                          ----------------     ---------------

Net Cash Used In Operating Activities                                        $ (7,156,680)         $ (711,672)
                                                                          ----------------     ---------------

Investing Activities:
     Loans to Infinop Holdings, Inc.                                                    -            (350,000)
     Proceeds from sale of marketable securities                                        -             739,955
     Security deposits                                                           (350,000)            (70,265)
     Other acquisition costs                                                            -            (291,870)
     Capital expenditures                                                        (402,137)            (23,723)
     Other                                                                        (46,008)                  -
                                                                          ----------------     ---------------

     Net Cash (Used In) Provided By Investing Activities                         (798,145)              4,097
                                                                          ----------------     ---------------

Financing Activities:
     Issuance of common stock and warrants                                     13,374,385               5,203
     Repayment of convertible notes payable                                             -            (200,000)
     Subscriptions receivable                                                           -             990,000
     Other                                                                        (17,334)             12,617
                                                                          ----------------     ---------------

     Net Cash Provided By Financing Activities                                 13,357,051             807,820
                                                                          ----------------     ---------------
Effect of exchange rate changes                                                         -              20,593
                                                                          ----------------     ---------------
     Net Increase In Cash And Cash Equivalents                                  5,402,226             120,838

Cash and Cash Equivalents, beginning                                              214,639              13,856
                                                                          ----------------     ---------------

     Cash and Cash Equivalents, end                                          $  5,616,865          $  134,694
                                                                          ================     ===============

Supplemental Disclosures of Cash Flow Information
     Cash paid for interest                                                  $     95,887          $   81,104
                                                                          ================     ===============
     Cash paid for taxes                                                     $     46,422          $        -
                                                                          ================     ===============

The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                          ------------------------------------
                                                                            June 30, 2000       June 30, 1999
                                                                          ----------------     ---------------
Noncash Transactions:

     Conversion of notes payable into common stock                            $ 2,146,575        $  2,739,272
                                                                          ================     ===============

     Conversion of Series A Convertible Preferred Stock
        into common stock                                                     $         -        $  1,000,000
                                                                          ================     ===============

     Acquisition of Develcon Electronics, Ltd.:
        Fair value of assets acquired                                         $         -        $ 12,226,306
        Liabilities assumed                                                             -          (9,692,412)
        Common stock                                                                    -          (2,533,894)

                                                                          ----------------     ---------------

     Cash paid for acquisition                                                $         -        $          -
                                                                          ================     ===============

     Issuance of common stock and warrants                                    $ 1,288,125        $          -
                                                                          ================     ===============

     Issuance of common stock for debt (Develcon creditors)                   $         -        $    921,878
                                                                          ================     ===============

     Issuance of common stock for services                                    $    90,937        $     75,000
                                                                          ================     ===============

     Issuance of warrants to placement agents                                 $ 5,569,408        $          -
                                                                          ================     ===============

     Issuance of common stock and warrants in return for
        loan receivable from Develcon Electronics, Ltd.                       $   750,000        $          -
                                                                          ================     ===============

     Reduction of liabilities assumed in connection with
        acquisition                                                           $   172,106        $          -
                                                                          ================     ===============

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

In June 2000, the Company reincorporated under the laws of the State of Delaware.

2.       Related Party Transactions:

         Credit Facility:

In 1999, the Company entered into a $3,000,000 secured credit facility (the "Facility") with an entity that during 1999, was controlled by the President and Chief Executive Officer. In March 2000, the Facility was converted into 1,430,559 shares of common stock and 4,291,617 warrants to purchase common stock.

         Fees and expenses:

For the six months ended June 30, 2000, the Company paid $97,750 to WorldCorp Management Group, Inc., an affiliated entity, for services rendered.

         Employment / Consulting Agreements:

Effective January 1, 2000, Vianet entered into three-year consulting agreements with CFM Capital Limited, an entity owned and controlled by Vianet's President and Chief Executive Officer, and Xelix Capital Limited, an entity owned and controlled by Vianet's Chairman. Fees of $286,666 were paid to these affiliated entities in the six months ended June 30, 2000.

In March 2000, Vianet's Board of Directors approved a two-year employment agreement with an executive, effective November 24, 1999. In addition, the employment agreement provided for Vianet to issue four-year options to purchase shares of common stock, which fully vest on November 1, 2000. Effective June 2000, the executive ceased his employment with Vianet, but continues as a consultant to the Company through July 31, 2001 under similar terms and conditions.

         Joint Venture:

In April 2000, Vianet entered into a Joint Venture (the "Venture") with Opicom Co., Ltd., an entity controlled by a shareholder of Vianet. Vianet contributed $500,000 as part of its initial investment into the Venture. The Venture purchased a license from Vianet for certain technology for a single, one-time fee in the amount of $1,000,000 (subject to withholding tax imposed by the Korean Government). The Company received a net fee of $890,000. The Company accounts for its investment under the equity method of accounting and accordingly, $390,000 has been recorded as income and the balance as a reduction of the Company's investment in the Joint Venture to reflect the elimination of the intercompany profit. In consideration of the license fee, Vianet provided the Venture with an unlimited license for Wavelet compression products in the Korean Market.

3.       Inventories:

Inventories consist of finished goods and are valued at the lower of cost (first-in, first-out) or market.

4.       Acquisition and Subsequent Disposition of Develcon Electronics, Ltd:

Acquisition:

On February 12, 1999, the Company entered into an Arrangement Agreement (the "Arrangement") to acquire all the outstanding shares of Develcon Electronics, Ltd (Develcon). The Arrangement became effective on May 17, 1999. The former shareholders and creditors of Develcon were issued 2,585,488 shares of the Company's common stock. The acquisition was accounted by the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of the net assets acquired was allocated to goodwill. The purchase price of Develcon was determined by the number of shares issued by the Company to effect the acquisition and the amount of loans provided to Develcon.

Disposition:

On December 31, 1999, the Company completed the sale of Develcon to an entity controlled by the President of Develcon, Thorpe Bay Corporation (Thorpe Bay). Under the terms of the agreement Thorpe Bay acquired all the issued and outstanding shares of Develcon for $2,500,000. The $2,500,000 is payable by Develcon at the end of five years without interest (recorded at present value with interest imputed at 9% of $1,624,828). The Company recorded an allowance of $1,000,000 at December 31, 1999. The Company is contingently liable for bank debt of Develcon of CDN$1,500,000 (approximately US$1,000,000). The statements of operations and cash flows for the three and six-months ended June 30, 1999 reflect Develcon as a discontinued operation.

Provision for loss:

The Company has re-evaluated the recoverability of its receivables from Develcon and has determined that an additional allowance is required for the outstanding balances. The carrying value of such receivables at June 30, 2000, were $661,386 (inclusive of imputed interest of $36,558) pertaining to the disposition and $275,000 pertaining to the note receivable exchanged for common stock (see
Note 5). In addition, a contingency loss of $1,000,000 has been recored with respect to the bank debt guaranty and such liability has been reflected as Note Payable - Bank in the accompanying balance sheet. Accordingly, the provision for loss was $1,936,386 and $2,386,386 for the three months and six months ended June 30, 2000, respectively.

5.       Common Stock

In January 2000, Vianet completed additional closings of the private placement offering with Aegis Capital Corp. (Aegis) as placement agent, in which 983,314 shares of common stock and 2,949,942 common stock purchase warrants were sold resulting from the sale of an aggregate of 14.75 units to accredited investors for net proceeds to Vianet of approximately $1,333,000. Each unit consisted of an aggregate of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which are exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. A portion of Aegis' commission of $33,000 relating to these closings was reinvested into 0.33 units (21,997 shares of common stock and 65,991 common stock purchase warrants). In addition, Aegis received warrants to purchase an aggregate of 3.45 units (or an aggregate of 230,215 shares of common stock and 230,215 class A, B and C warrants, respectively), which are exercisable at a price of $100,000 per unit.

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

In March 2000, pursuant to a private placement offering the Company sold 326,666 shares of common stock and 489,999 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share. The private placement offering resulted in the sale of an aggregate of 16.33 units to accredited investors for net proceeds to Vianet of approximately $861,000.

In addition, the Company purchased a $1,000,000 (face amount) note receivable from Develcon Electronics, Ltd. (a former Subsidiary) held by a creditor of Develcon Electronics, Ltd. in exchange for the issuance of 250,000 shares of common stock issued at $3.00 per share and 375,000 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share.

In April 2000, pursuant to stock purchase agreements, the Company issued 1,899,999 shares of common stock and 2,849,998 common stock purchase warrants, exercisable for a three-year period at $4.50 per share for net proceeds to Vianet of approximately $5,130,000. The placement agents associated with this offering will receive warrants to purchase approximately 9.5 units (or approximately 190,000 shares of common stock and approximately 285,000 class D three year common stock purchase warrants). Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share.

In April 2000, pursuant to a private placement offering the Company sold 1,606,195 shares of common stock and 2,409,292 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share. The private placement offering resulted in the sale of an aggregate of 82.65 units to accredited investors for net proceeds to Vianet of approximately $4,640,000.

In June 2000, the Company issued 370,000 shares of common stock to WorldCorp Capital Management Group, Inc. (WCMG), an affiliated entity, in payment for services rendered. The payment included 270,000 shares issued in connection with the acquisitions of Vianet Labs and Vianet Access, which were accrued for in 1999. The Company also issued 40,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock to three Directors of Vianet for services rendered in 1999.

Thereafter, the Company issued 34,920 shares of common stock to shareholders that participated in the Aegis and Donald private placements. The shares were issued pursuant to the offering document as consideration for delayed registration of the underlying securities purchased in the applicable private placements.

6.       Leases:

In April 2000, the Company entered into a lease agreement for office space in Texas. The term of the lease is sixty-two months. The lease provides for rent, including operating expenses and taxes, approximating $276,000 per annum. A security deposit of $350,000 was paid in May 2000.


7.       Subsequent Events:

As of August 8, 2000, the Company is obligated to issue 139,882 additional shares of common stock to shareholders that participated in the Aegis and Donald private placements. The shares will be issued pursuant to the offering document as consideration for delayed registration of the underlying securities purchased in the applicable private placements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are statements about future performance or results, and include any statements using the words "believe," "expect," "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which we are constantly reviewing. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, relations with ILECs (Independent Local Exchange Carriers) and their ability to provide delivery of services including interoffice trunking, implementation of back office service delivery systems, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. We have no obligation to update or revise forward-looking statements.

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

Shortly thereafter, in October 1999, Vianet consummated a plan of merger with Infinop Holdings, Inc. ("Infinop"), a Delaware corporation specializing in data compression technology. Simultaneous with the merger, Infinop was renamed Vianet Labs, Inc.

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

In June 2000, the Company reincorporated under the laws of the state of Delaware.

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

LS Messenger has moved from a proof of concept to a product phase. LS Messenger and LS Messenger Pro have been tested on Windows 98, Windows NT, and Windows 2000. Vianet has started marketing these products with a positive response.

LS Video Interactive point to point has moved past the alpha stage into beta. Beta customers have started using LS Video Interactive in a limited fashion. Vianet Technologies continues to develop and improve this product. Vianet has started development of LS Video Interactive Multipoint. This product is in the proof of concept stage.

Vianet Technologies launched major codec improvement initiatives in mid April 2000. The result of this research initiative is a codec with improved video quality, as well as, the prototype version of Vianet's Pure Wavelet codec. The Pure Wavelet codec has the capability of streaming video at multiple bandwidths from the same file. As of the date of this filing, the image quality of the Pure Wavelet codec is not as good as our traditional codecs. Additionally, the Pure Wavelet codec requires more processor resources than our current codec technology. Research continues with Vianet's Wavelet and Pure Wavelet codec technologies.

Since March of this year, Vianet has resumed development of Power Zoom. Power Zoom gives Web Developers the capability to server high-resolution images over the Internet. By using a Power Zoom server, hosting sites give users the capability to zoom in on the details of a high resolution image not seen with traditional serving techniques. This product is entering its beta phase.

On acquisition of Vianet Access, the Starpoint product was also in a "proof of concept" form. In February 2000, the product reached alpha stage and the main engineering effort since then has focused on the development of a voice card and the application of a Simple Network Management Protocol (SNMP) software management system and related GUI.

Our Starpoint product has been developed to include a voice card and an SNMP management system. The first version of the Starpoint product was released in June of 2000. The initial release includes T1, E1, and V.35 interfaces in addition to the Voice Interface.

No assurance can be given that these developments will be completed on schedule or that a market will exist for the products once the development is completed.

Results of Operations

Three-month periods ended June 30, 2000 and June 30, 1999

Revenues

Revenues for the three-month period ended June 30, 2000 increased $549,628 to $585,415, as compared to interest and other income of $35,787 during the three-month period ended June 30, 1999. $124,738 of this increase was attributable to sales of our Starpoint product prototypes, while $390,000 was generated from software licensing of our Lightning Strike Suite of Products in the Korean market. The remaining $70,677 was attributable to interest and other income.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2000 increased $5,841,783 to $6,112,614, as compared to operating expenses of $270,831 during the three-month period ended June 30, 1999. The increase in operating expenses was attributable to a $143,313 increase in cost of goods and services sold, a $3,249,202 increase in selling, general and administrative expenses, a $512,882 increase in research and development costs and a $1,936,386 provision for loss-Develcon. Selling, general and administrative expenses in the current period include a one-time settlement charge for $191,000 and increased salaries and administrative costs. These increases relate to the costs associated with the operations of the Company's newly acquired subsidiaries, Labs and Access. The Company currently has over 59 employees as compared to less than 10 during the three months ended June 30, 1999.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses for the three-month period ended June 30, 2000 increased $658,175 to $680,675, as compared to amortization expense of $22,500 during the three-month period ended June 30, 1999. The increase was attributable to amortization of intangibles arising from acquisitions during 1999, depreciation of property and equipment and amortization of technology licenses.

Interest Expense and Other Financing Charges

Interest expense and other financing charges for the three-month period ended June 30, 2000 was $33,259, as compared to $58,155 during the three-month period ended June 30, 1999. The year 2000 expense was primarily attributable to interest on notes payable, which decreased significantly as compared to June 30, 1999.

Six-month periods ended June 30, 2000 and June 30, 1999

Revenues

Revenues for the six-month period ended June 30, 2000 increased $677,819 to $748,506, as compared to interest and other income of $70,687 during the six-month period ended June 30, 1999. $169,358 of this increase was attributable to sales of our Starpoint product prototypes, while approximately $74,334 was attributable to OEM sales. $390,000 was generated from software licensing of our Lightning Strike Suite of Products in the Korean market. The remaining $114,814 was attributable to interest and other income.

Operating Expenses

Operating expenses for the six-month period ended June 30, 2000 increased $9,228,949 to $9,729,530, as compared to operating expenses of $500,581 during the six-month period ended June 30, 1999. The increase in operating expenses was attributable to a $157,556 increase in cost of goods and services sold, a $5,032,566 increase in selling, general and administrative expenses, a $1,652,441 increase in research and development costs and a $2,386,386 provision for loss-Develcon. Selling, general and administrative expenses include a one-time settlement for $191,000 and increased salaries and administrative costs. This increase relates to the costs associated with the operations of the Company's newly acquired subsidiaries, Labs and Access. The Company currently has over 59 employees as compared to less than 10 during the six-month period ended June 30, 1999.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses for the six-month period ended June 30, 2000 increased $1,314,011 to $1,359,011, as compared to amortization expense of $45,000 during the six-month period ended June 30, 1999. The increase was attributable to amortization of intangibles arising from acquisitions during 1999, depreciation of property and equipment and amortization of technology licenses.

Interest Expense and Other Financing Charges

Interest expense and other financing charges for the six-month period ended June 30, 2000 was $358,397, as compared to $58,155 during the six-month period ended June 30, 1999. The year 2000 expense was primarily attributable to interest on convertible notes and the credit facility (including amortization of debt discount), while the 1999 expense primarily relates to interest on notes payable.

Inflation

Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity And Capital Resources

For the six-month period ended June 30, 2000, the Company's cash position increased by $5,402,226 from $214,639 to $5,616,865. The principal source of cash was $13,374,385 that was generated from the Company's private placement offerings. $7,156,680 of these funds were used in operating activities, $71,008 in loans to related parties, $402,137 in purchases of capital assets during the period, $350,000 in security deposits, as well as, approximately $20,000 in principal payments of long-term debt.

From January 1, 2000 through the date of this report, we have completed the following financings:

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

o In March and April 2000, we completed a private placement in which we sold an aggregate of approximately 98.98 units for gross proceeds to Vianet of approximately $5,938,000. The units consisted of an aggregate of 1,932,861 shares of common and 2,899,291 common stock purchase warrants, which warrants are exercisable at $4.50.

o In April 2000, pursuant to stock purchase agreements, we issued an aggregate of 1,899,999 shares of common stock and 2,849,998 common stock purchase warrants for gross proceeds of $5,700,000. The warrants are exercisable at $4.50. In connection with such offering, the Placement Agents will receive warrants to purchase an aggregate of approximately 9.5 units (or an aggregate of approximately 190,000 shares of common stock and approximately 285,000 class D warrants). Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D three-year common stock purchase warrants, which are exercisable at $4.50 per share.

Contingent Liability

We have guaranteed a term loan from Royal Bank of Canada ("RBCC") to Develcon in the amount of approximately $1,000,000 (CDN$1,500,000), which is due and payable in three installments on or before December 31st of 2000, 2001 and 2002, respectively. There can be no assurance that Develcon will be able to repay RBCC, which could cause us to be liable to pay RBCC. RBCC are shareholders and warrant holders of the Company. At June 30, 2000, the entire $1,000,000 liability has been included in Bank Notes Payable on Vianet's consolidated balance sheet.

Potential Future Sources of Capital

In addition to the financings completed in the second quarter of 2000, we had a total of 29,145,725 warrants and options outstanding as at the date of this filing at an average issue price of $3.01. In the event that these warrants and options are all exercised we would receive approximately $89,612,000 in cash proceeds. The exercise of these warrants and options will depend on, among other things, the liquidity and price for our common shares. We do not control the exercise of these warrants and options and therefore no assurances can be given that any warrants will be exercised.

We have used and intend to continue to use the proceeds from the financings described above to consolidate and build our sales and marketing team and to purchase inventory and capital equipment. Our ability to become a serious competitor in the network access, Internet, E-commerce, and value-added services markets may be dependent upon obtaining additional financing.

Future Sources of Revenue

As of the date of this filing, we have completed several distribution agreements and trial sales that could generate future revenues. While we anticipate significant revenues from these agreements and others that we will complete in the future, there can be no guarantees these revenues will be realized. Should the contracts be cancelled or if our customers do not generate revenues utilizing our products, our future expected revenues could be adversely affected. In June, a major customer effectively cancelled a purchase order for our Starpoint product destined for the Korean market. Vianet expects that future sales will be made to this same customer although no assurances can be given that this will occur.

Summary

As of August 10, 2000 our cash balances amounted to approximately $3,400,000. Our best estimate is that we have sufficient cash to fund our operations for five months assuming that no revenues are generated and commensurate expense reductions are made. After this period we may require additional funds unless we generate revenues to fund our expenses.

We have no current arrangements in place with respect to financing other than those described above. We are currently seeking additional financing arrangements to provide the additional capital in order to fund our current operations, expand our scope of operations and our business strategy. Our management believes that upon full implementation of our business plan, sufficient revenues will be generated to meet operating requirements. However, no assurance can be given that such goal will be obtained or that our expected revenues will be realized at sufficient levels and profitability to fund our operations without additional capital. Such inability could have a materially adverse effect on our business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of our production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond our control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which we are operating. Accordingly, there can be no assurance that we will complete the proposed expansion of our production and marketing activities described herein.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

                           The Company's Annual Meeting of Shareholders was held on June 1, 2000 in Dallas, Texas. The Company's shareholders voted on, and approved, the following six items:

                  1.       The Company's shareholders elected the following six
         (6) directors to serve until the 2001 Annual Meeting.
         The result of the vote was as follows:

MEMBER                        FOR           AGAINST  ABSTENTIONS
------                        ---           -------  -----------

Jeremy T.G. Posner            12,482,516       -       171,416

Peter Leighton                12,482,516       -       171,416

Robert H. Bailey              12,469,534       -       184,398

Darrell J. Elliott            12,469,534       -       184,398

Timothy P. Sullivan           12,459,534       -       194,398

F. Paul Whitlock              12,469,534       -       184,398

                  2. The Company's shareholders approved the adoption of a classified board of directors with staggered terms.
         The result of the vote was as follows:

                                    For                 12,624,632
                                    Against                 22,000
                                    Abstentions              7,300

                  3. The Company's shareholders approved an amendment to the Company's Articles of Incorporation to authorize a class of preferred stock to be designated by the Board of Directors.
         The result of the vote was as follows:

                                    For                 12,462,910
                                    Against                186,622
                                    Abstentions              4,400

                  4. The Company's shareholders approved the Company's 1999 Employee Stock Option Plan and the reservation of up to 5,000,000 shares of Common Stock for issuance thereunder.
         The result of the vote was as follows:

                                    For                 12,413,147
                                    Against                236,185
                                    Abstentions              4,600

                  5. The Company's shareholders approved a change in the state of incorporation of the Company from the state of Nevada to the state of Delaware. The result of the vote was as follows:

                                    For                 12,646,706
                                    Against                     26
                                    Abstentions              7,200


                   6.      The shareholders ratified the appointment of Edward
         A. Isaacs & Company LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2000.
         The result of the balloting was as follows:

                                    For                 12,467,173
                                    Against                183,659
                                    Abstentions              3,100


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


                                                     VIANET TECHNOLOGIES, INC.
                                                   -----------------------------
                                                         (Registrant)



                                                      /S/ Vincent Santivasci
Date: August 11, 2000                              _____________________________
                                                      Vincent L. Santivasci
                                                      Chief Financial Officer