Form 10QSB
period 2000-09-30
VIANET TECHNOLOGIES INC
filed 2000-11-20
CIK 894502

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

         For the quarterly period ended SEPTEMBER 30, 2000

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

                         6509 Windcrest Drive, Suite 160
                                 Plano, TX 75024
               (Address of principal executive offices, zip code)

                                 (972) 543-2700
              (Registrant's telephone number, including area code)

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

         There were 24,901,988 shares of the registrant's Common Stock, par value $.001 per share, outstanding on November 20, 2000.

--------------------------------------------------------------------------------

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
    Part 1           Financial Information
    ------

    Item 1           Financial Statements

                     Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999          3

                     Consolidated Statements of Operations for the three and nine months ended September
                     30, 2000 and 1999 (Unaudited)                                                                4

                     Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and
                     1999 (Unaudited)                                                                            5-6

                     Notes to Consolidated Financial Statements (Unaudited)                                      7-11


    Item 2           Management's Discussion and Analysis                                                       12-18


    Part II          Other Information                                                                           19
    -------

    Item 1           Legal Proceedings

    Item 2           Changes in Securities

    Item 3           Defaults Upon Senior Securities

    Item 4           Submission of Matters to a Vote of Security Holders

    Item 5           Other Information

    Item 6           Exhibits and Reports on Form 8-K

                     (a) Exhibits

                          Exhibit 27 - Financial Data Schedule

                     (b) Reports on Form 8-K

                     Signatures                                                                                  20


                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     September 30                December 31,
                                                                         2000                       1999
                          ASSETS                                      (UNAUDITED)
                                                               -----------------------      -------------------
Current Assets:
    Cash and cash equivalents                                           $   1,787,471            $     214,639
    Accounts receivable, net of allowance of $58,245 in 2000                   14,616                   93,955
    Receivables from related parties                                          412,067                  142,415
    Inventory                                                                 175,508                        -
    Prepaids and other current assets                                         100,293                   75,913
                                                                        --------------           --------------

        Total Current Assets                                                2,489,955                  526,922
                                                                        --------------           --------------

Property and Equipment, less accumulated depreciation
    of $696,683 in 2000 and $439,465 in 1999                                  863,251                  274,117
                                                                        --------------           --------------

Other Assets:
    Intangibles arising from acquisitions, net of accumulated
      amortization of $2,055,924 in 2000 and $340,484 in 1999               4,743,986                6,631,533
    Technology licenses, net of accumulated amortization
      of $237,487 in 2000 and $112,500 in 1999                                749,060                  874,047
    Capitalized software development costs, net of accumulated
      amortization of $24,169 in 2000 and nil in 1999                         258,799                        -
    Notes receivable from Develcon Electronics Ltd., less
       allowance of $2,386,386 in 2000 and $1,000,000 in 1999                       -                  624,828
    Other                                                                     206,500                    6,500
                                                                        --------------           --------------

        Total Other Assets                                                  5,958,345                8,136,908
                                                                        --------------           --------------

                                                                        $   9,311,551            $   8,937,947
                                                                        ==============           ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                                   $       7,495            $      27,799
    Accounts payable and accruals                                           2,406,916                3,635,652
    Convertible notes payable                                                 555,000                  513,750
    Demand notes payable                                                       50,000                   50,000
    Note payable - bank                                                     1,000,000                        -
    Loans payable - related parties                                            86,595                2,184,387
                                                                        --------------           --------------

        Total Current Liabilities                                           4,106,006                6,411,588
                                                                        --------------           --------------

Convertible Notes Payable (noncurrent)                                      1,125,000                1,125,000
                                                                        --------------           --------------

Shareholders' Equity:
    Common shares, $0.001 par value; 100,000,000 shares
      authorized; 24,333,821 and 14,678,309 shares, issued
      and outstanding, respectively                                            24,333                   14,678
    Subscription receivable                                                      (500)                    (500)
    Additional paid-in capital                                             31,461,869               19,275,589
    Warrants issued                                                        10,717,050                5,001,211
    Unearned fees                                                            (186,458)                (745,830)
    Accumulated deficit                                                   (37,935,749)             (22,143,789)
                                                                        --------------           --------------

        Total Shareholders' Equity                                          4,080,545                1,401,359
                                                                        --------------           --------------

                                                                        $   9,311,551            $   8,937,947
                                                                        ==============           ==============


The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               Three Months Ended                         Nine Months Ended
                                                                  September 30,                              September 30,
                                                     -----------------------------------       ------------------------------------
                                                           2000               1999                 2000                 1999
                                                     ---------------     ---------------       --------------        --------------
Revenue:
    Sales                                              $     14,166        $          -        $     647,858          $          -
    Interest and other income                                30,494               3,785              145,308                74,472
                                                       -------------       -------------       --------------         -------------

                                                             44,660               3,785              793,166                74,472
                                                       -------------       -------------       --------------         -------------
Costs and Expenses:
    Cost of goods sold                                        7,306                   -              164,862                     -
    Selling, general and administrative                   3,036,992           1,587,005            8,570,139             2,087,586
    Research and development                              1,285,328                   -            2,937,769                     -
    Provision for loss - Develcon                                 -                   -            2,386,386                     -
    Depreciation and amortization                           762,805              22,500            2,121,816                67,500
    Interest                                                 45,757              45,000              404,154               103,155
                                                       -------------       -------------       --------------         -------------

                                                          5,138,188           1,654,505           16,585,126             2,258,241
                                                       -------------       -------------       --------------         -------------

Loss From Continuing Operations                          (5,093,528)         (1,650,720)         (15,791,960)           (2,183,769)
                                                       -------------       -------------       --------------         -------------

Loss From Discontinued Operations                                 -          (1,494,528)                   -            (1,949,147)
                                                       -------------       -------------       --------------         -------------

    Net Loss                                           $ (5,093,528)       $ (3,145,248)       $ (15,791,960)         $ (4,132,916)
                                                       =============       =============       ==============         =============

Loss per share - basic and diluted:
    Continuing operations                              $      (0.22)       $      (0.23)       $       (0.77)         $      (0.40)
    Discontinued operations                                       -               (0.21)                   -                 (0.36)
                                                       -------------       -------------       --------------         -------------

    Loss per share - basic and diluted                 $      (0.22)       $      (0.43)       $       (0.77)         $      (0.76)
                                                       =============       =============       ==============         =============

Weighted average number of shares outstanding            23,296,778           7,264,952           20,572,832             5,464,285
                                                       =============       =============       ==============         =============


The accompanying notes are an integral part of these consolidated financial statement

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                               Nine Months Ended September 30,
                                                           ----------------------------------------
                                                                 2000                  1999
                                                           ------------------    ------------------
Net Cash Used In Operating Activities                          $ (10,272,133)         $ (1,773,873)
                                                               --------------         -------------
Investing Activities:
    Loans to Infinop Holdings, Inc.                                        -              (724,000)
    Loans to PSI Communications, Inc.                                                     (300,000)
    Proceeds from sale of marketable securities                            -               739,955
    Security deposits                                                      -               (70,265)
    Receivables from related parties                                (244,652)             (201,084)
    Deferred costs of Infinop Holdings, Inc. acquisition                   -              (159,132)
    Other acquisition costs                                                -              (291,870)
    Capital expenditures                                            (846,352)              (24,414)
    Capitized software development costs                            (282,968)                    -
                                                               --------------         -------------

    Net Cash Used In Investing Activities                         (1,373,972)           (1,030,810)
                                                               --------------         -------------

Financing Activities:
    Issuance of common stock and warrants                         13,190,458               555,203
    Repayment of convertible notes payable                                 -              (200,000)
    Proceeds from convertible notes payable                                -                     -
    Subscriptions receivable                                               -               990,000
    Loan payable to related party                                     48,783             1,480,328
    Other                                                            (20,304)                5,350
                                                               --------------         -------------

    Net Cash Provided By Financing Activities                     13,218,937             2,830,881
                                                               --------------         -------------

Effect of exchange rate changes                                            -                (1,073)
                                                               --------------         -------------

    Net Increase In Cash And Cash Equivalents                      1,572,832                25,125

Cash and Cash Equivalents, beginning                                 214,639                13,856
                                                               --------------         -------------

    Cash and Cash Equivalents, end                             $   1,787,471          $     38,981
                                                               ==============         =============


Supplemental Disclosures of Cash Flow Information
    Cash paid for interest                                     $     105,227          $     81,104
                                                               ==============         =============
    Cash paid for income taxes                                 $      46,502          $          -
                                                               ==============         =============


The accompanying notes are an integral part of these consolidated financial statements

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                        Nine Months Ended September 30,
                                                                   ---------------------------------------
                                                                       2000                   1999
                                                                   ----------------        ---------------
Noncash Transactions:
    Conversion of notes payable into common stock                  $     2,146,575         $   2,739,272
                                                                   ================        ===============

    Conversion of Series A Convertible Preferred Stock
      into common stock                                            $             -         $   1,000,000
                                                                   ================        ===============

    Acquisition of Develcon Electronics, Ltd.:
      Fair value of assets acquired                                $             -         $   12,226,306
      Liabilities assumed                                                        -             (9,692,412)
      Common stock                                                               -             (2,533,894)
                                                                   ----------------        ---------------

    Cash paid for acquisition                                      $            -          $            -
                                                                   ================        ===============

    Issuance of common stock and warrants                          $     1,488,125         $            -
                                                                   ================        ===============

    Issuance of common stock for debt (Develcon creditors)         $             -         $      921,878
                                                                   ================        ===============

    Issuance of common stock for services                          $        94,937         $       75,000
                                                                   ================        ===============

    Issuance of warrants to placement agents                       $     5,569,408         $            -
                                                                   ================        ===============

    Issuance of common stock and warrants in return for
      loan receivable from Develcon Electronics, Ltd.              $       750,000         $            -
                                                                   ================        ===============

    Reduction of liabilities assumed in connection with
      acquisition                                                  $       172,106         $            -
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

The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly owned subsidiaries, Vianet Labs, Inc., Vianet Access, Inc. and Visual Reach, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

In June 2000, the Company reincorporated under the laws of the State of Delaware. In addition, the Company founded Visual Reach, Inc. Visual Reach, Inc., a wholly owned subsidiary, is a Media Service Provider within the business-to-business markets focusing specifically on visual media services.

2.       Related Party Transactions:

Credit Facility:

In 1999, the Company entered into a $3,000,000 secured credit facility (the "Facility") with an entity that during 1999, was controlled by the President and Chief Executive Officer. In March 2000, the Facility was converted into 1,430,560 shares of common stock and 4,291,680 warrants to purchase common stock.

Note receivable and expenses:

For the nine months ended September 30, 2000, the Company paid $97,750 to WorldCorp Management Group, Inc. (WMG), an affiliated entity, for services rendered.

WMG agreed to convert its 1,200,000 warrants at exercise prices of $3, $6, $9 and $12 into 450,000 shares of the Company's common stock and 506,666 warrants at exercise prices of $1.375 and $1.7188 into 380,000 shares of the Company's common stock prior to December 31, 2000. In connection with this agreement, the Company advanced WMG $250,000 in July 2000. During the third quarter 2000, the Company received payments totaling $75,000 from WMG. The remaining $175,000 is included in Receivables from Related Parties on the accompanying September 30, 2000 balance sheet.

Employment / Consulting Agreements:

Effective January 1, 2000, Vianet entered into three-year consulting agreements with CFM Capital Limited, an entity owned and controlled by Vianet's President and Chief Executive Officer, and Xelix Capital Limited, an entity owned and controlled by Vianet's Chairman. Fees of $374,165 were paid to these affiliated entities in the nine months ended September 30, 2000.

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

Joint Venture:

In April 2000, Vianet entered into a Joint Venture (the "Venture") with Opicom Co., Ltd., an entity controlled by a shareholder of Vianet. Vianet contributed $500,000 as part of its initial investment into the Venture. The Venture purchased a license from Vianet for certain technology for a single, one-time fee in the amount of $1,000,000 (subject to withholding tax imposed by the Korean Government). The Company received a net fee of $890,000. The Company accounts for its investment under the equity method of accounting and accordingly, $390,000 has been recorded as income and the balance as a reduction of the Company's investment in the Joint Venture to reflect the elimination of the inter-company profit. In consideration of the license fee, Vianet provided the Venture with an unlimited license for Wavelet compression products in the Korean Market.

3.       Inventories:

Inventories consist of finished goods and are valued at the lower of cost (first-in, first-out) or market.

4.       Software Development Costs:

Software development costs, which are required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," are being amortized on a straight-line basis over three years, the estimate useful life of the software products. Amortization for the three and nine months ended September 30, 2000 was $24,169.


5.       Acquisition and Subsequent Disposition of Develcon Electronics, Ltd:

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

Disposition:

On December 31, 1999, the Company completed the sale of Develcon to an entity controlled by the President of Develcon, Thorpe Bay Corporation (Thorpe Bay). Under the terms of the agreement Thorpe Bay acquired all the issued and outstanding shares of Develcon for $2,500,000. The $2,500,000 is payable by Develcon at the end of five years without interest (recorded at present value with interest imputed at 9% of $1,624,828). The Company recorded an allowance of $1,000,000 at December 31, 1999. The Company is contingently liable for bank debt of Develcon of CDN$1,500,000 (approximately US$1,000,000). The statements of operations and cash flows for the three and nine-months ended September 30, 1999 reflect Develcon as a discontinued operation.

Provision for loss:

The Company has re-evaluated the recoverability of its receivables from Develcon and has determined that an additional allowance is required for the outstanding balances. The carrying value of such receivables at September 30, 2000, were $661,386 (inclusive of imputed interest of $36,558) pertaining to the disposition and $275,000 pertaining to the note receivable exchanged for common stock (see Note 6). In addition, a contingency loss of $1,000,000 has been recorded with respect to the bank debt guaranty and such liability (the "Bank Debt") has been reflected as Note Payable

- Bank in the accompanying balance sheet. Accordingly, the provision for loss was nil and $2,386,386 for the three months and nine months ended September 30, 2000, respectively.

On November 9, 2000 the Company settled the contingent Bank
Debt by the issuance of 500,000 restricted common shares to Royal Bank Capital Corp. (the "Bank") and is obligated to issue as many as 500,000 additional shares of common stock in December 2001 in the event that the Company's shares trade below $3 in the period prior to December 2001. In return, the Bank assigned its entire interest in Develcon's indebtedness to the Bank to the Company.

6.       Common Stock

In January 2000, Vianet completed additional closings of the private placement offering with Aegis Capital Corp. (Aegis) as placement agent, in which 983,314 shares of common stock and 2,949,942 common stock purchase warrants were sold resulting from the sale of an aggregate of approximately 14.75 units to accredited investors for net proceeds to Vianet of approximately $1,333,000. Each unit consisted of an aggregate of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which were exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. A portion of Aegis' commission of $33,000 relating to these closings was reinvested into 0.33 units (21,997 shares of common stock and 65,991 common stock purchase warrants). In addition, Aegis received warrants to purchase an aggregate of approximately 3.45 units (or an aggregate of 230,215 shares of common stock and 230,215 class A, B and C warrants, respectively), which are exercisable at a price of $100,000 per unit.

In January 2000, the Company issued 50,000 warrants to purchase common stock for services. The warrants have a two-year term and each warrant is exercisable at $5.00. In addition, the Company issued 20,000 common shares in exchange for legal services.

In February 2000, pursuant to a private placement offering the Company sold 1,163,121 shares of common stock and 3,489,363 common stock purchase warrants. The private placement offering, which was completed with Donald & Co. (Donald) as placement agent, resulted in the sale of an aggregate of approximately 17.448 units to accredited investors for net proceeds to Vianet of approximately $1,410,000. Each unit consisted of an aggregate of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which were exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. Donald received warrants to purchase an aggregate of approximately 1.25 units (or an aggregate of 83,649 shares of common stock and 83,649 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit. In addition, Aegis participated in this closing and a portion of their commissions of $53,900 was reinvested into 0.539 units (or 35,933 shares of common stock and 107,799 common stock purchase warrants).

In March 2000, pursuant to a private placement offering the Company sold 326,666 shares of common stock and 489,999 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share. The private placement offering resulted in the sale of an aggregate of approximately 16.33 units to accredited investors for net proceeds to Vianet of approximately $861,000. Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share.

In addition, in March 2000, the Company purchased a $1,000,000 (face amount) note receivable from Develcon Electronics, Ltd. (a former Subsidiary) held by a creditor of Develcon Electronics, Ltd. in exchange for the issuance of 250,000 shares of common stock issued at $3.00 per share and 375,000 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share.

In April 2000, pursuant to stock purchase agreements, the Company issued 1,899,999 shares of common stock and 2,849,998 common stock purchase warrants, exercisable for a three-year period at $4.50 per share for net proceeds to Vianet of approximately $5,130,000. The placement agents associated with this offering received warrants to purchase approximately 9.5 units (or approximately 190,000 shares of common stock and approximately 285,000 class D three year common stock purchase warrants). Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share.

In April 2000, pursuant to a private placement offering the Company sold 1,606,195 shares of common stock and 2,409,292 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share. The private placement offering resulted in the sale of an aggregate of approximately 82.65 units to accredited investors for net proceeds to Vianet of approximately $4,640,000. Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D common stock purchase warrants, exercisable for a three-year period at $4.50 per share.

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

In June 2000, the Company issued 34,920 shares of common stock to shareholders that participated in the Aegis and Donald private placements. In August 2000, an additional 1,245,512 shares of common stock were issued to the shareholders that participated in the Aegis and Donald private placements. The shares were issued as consideration for delayed registration of the underlying securities purchased in the private placements, as well as for adjustments required due to a decrease in the market value of the Company's stock on the effective date of the registration statement relating to the securities purchased in the private placements. In addition, the exercise prices of the Class A, B and C common stock purchase warrants have changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and $2.2968, respectively.

In September 2000, the Company issued 4,000 shares of common stock to shareholders in lieu of making interest payments on monies borrowed and repaid during the year. In addition, the Company issued 44,496 shares of common stock to shareholders pursuant to warrant agreements exercised during the period. Also, the Company exercised its right, pursuant to the lease agreement for office space in Texas, to issue 200,000 shares of the Company's common stock to be held in escrow for up to five years in exchange for the $350,000 cash deposit made at the lease commencement.

7.       Leases:

In April 2000, the Company entered into a lease agreement for office space in Plano, Texas. The term of the lease is sixty-two months. The lease provides for rent, including operating expenses and taxes, of approximately $276,000 per annum. A cash security deposit of $350,000 was paid in May 2000. In September 2000, the Company exercised its right, pursuant to the lease agreement, to issue 200,000 shares of the Company's common stock to be held in escrow for up to five years in exchange for the release of the $350,000 cash security deposit made in May.

8.       Subsequent Events:

In October 2000, the Company proposed a tender offer to the holders of its class A, B, and C common stock purchase warrants either currently outstanding or issuable upon exercise of outstanding warrants (the "Tender Offer"). Pursuant to the Tender offer the Company has proposed to:

     o reduce the exercise price of 100% of the class A common stock purchase warrants from $1.53 to $0.01, and to reduce the exercise price of 50% of the class B common stock purchase warrants from $1.91 to $0.01

As consideration for the Tender offer, the Company is requiring the holders of such securities to:

     o exercise 100% of the reduced price class A and B common stock purchase warrants, and cancel the remaining class B and C common stock purchase warrants which they currently hold or one entitled to receive.

In addition, the terms of the Tender offer provide that 50% of the shares of common stock to be issued upon the exercise of the reduced price class A and B common stock purchase warrants shall be freely tradeable at such time as a registration covering the sale of the common stock underlying the class A and B warrants is declared effective by the

Securities and Exchange Commission and the 50% balance of such shares of common stock shall be subject to a lock-up expiring on the earlier of (i) one hundred twenty (120) days after the date of issuance of such shares, or (ii) sixty (60) days after the effectiveness of any registration statement covering the resale of any shares sold in a private placement offering conducted by the Issuer.

Additionally, in October 2000, the Company issued 68,167 shares of common stock to a vendor in exchange for services.

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

Prior to Vianet Delaware's merger with Radar, Vianet Delaware's business activities consisted primarily of planning to acquire Develcon Electronics Limited, an Ontario, Canada corporation ("Develcon"). Develcon specializes in networking products and systems. Vianet acquired Develcon on May 17, 1999.

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

In June 2000, the Company founded a wholly owned subsidiary, Visual Reach, Inc. ("Visual Reach"). Visual Reach is a Media Service Provider within the business-to-business markets focusing specifically on visual media services.

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

Since March of this year, Vianet has resumed development of Power Zoom. Power Zoom gives Web Developers the capability to server high-resolution images over the Internet. By using a Power Zoom server, hosting sites give users the capability to zoom in on the details of a high resolution image not seen with traditional serving techniques. This product is in its beta phase. Power Zoom is certified on IBM's Netfinity product line, and is available for general release.

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

Intellectual Property

Vianet has become aware of the fact that a potential competitor has received a patent for the transmission of video e-mail messages with an encapsulated player.

This competitive patent does not directly relate to Vianet's core compression technology, for which the company is seeking its own patent protection. However, there is a possibility that it might relate to the way in which the core technology is incorporated into Vianet's specific software applications. The Company's engineering staff have developed a technical approach which it believes will ensure that there is clearly no encroachment on the third party patent. This approach is currently under review by the Company's patent attorneys.

Results of Operations

Three-month periods ended September 30, 2000 and September 30, 1999

Revenues

Revenues for the three-month period ended September 30, 2000 increased $40,875 to $44,660, as compared to interest and other income of $3,785 during the three-month period ended September 30, 1999. $14,166 of this increase was attributable to software licensing of our Lightning Strike Suite of Products in the Korean market. The remaining $30,494 was attributable to royalty, interest and other income.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2000 increased $2,742,621 to $4,329,626, as compared to operating expenses of $1,587,005 during the three-month period ended September 30, 1999. The increase in operating expenses was attributable to a $7,306 increase in cost of goods and services sold, a $1,449,987 increase in selling, general and administrative expenses and a $1,285,328 increase in research and development costs. Selling, general and administrative expenses include increased salaries and administrative costs. These increases relate to the costs associated with the operations of the Company's newly acquired subsidiaries, Labs and Access. The Company currently has over 72 employees as compared to less than 15 during the three months ended September 30, 1999.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses for the three-month period ended September 30, 2000 increased $740,305 to $762,805, as compared to amortization expense of $22,500 during the three months period ended September 30, 1999. The increase was attributable to amortization of intangibles arising from acquisitions during 1999, depreciation of property and equipment as well as amortization of technology licenses and capitalized assets.

Interest Expenses

Interest expense for the three-month period ended September 30, 2000 was $45,757, as compared to $45,000 during the three-month period ended September 30, 1999. The year 2000 expense consisted of $32,007 relating to the convertible notes payable and $13,750 interest on notes payable. The 1999 expense was entirely interest on notes payable.

Nine-month periods ended September 30, 2000 and September 30, 1999

Revenues

Revenues for the nine-month period ended September 30, 2000 increased $718,694 to $793,166, as compared to interest and other income of $74,472 during the nine-month period ended September 30, 1999. $169,358 of this increase was attributable to sales of our Starpoint product prototypes, while approximately $74,334 was attributable to OEM sales. $404,166 was generated from software licensing of our Lightning Strike Suite of Products in the Korean market. The remaining $145,308 was attributable to interest and other income.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2000 increased $9,585,184 to $11,672,770, as compared to operating expenses of $2,087,586 during the nine-month period ended September 30, 1999. The increase in operating expenses was attributable to a $164,862 increase in cost of goods and services sold, a $6,482,553 increase in selling, general and administrative expenses, a $2,937,769 increase in research and development costs and a $2,386,386 provision for loss-Develcon. Selling, general and administrative expenses include a one-time settlement for $191,000 and increased salaries and administrative costs. This increase relates to the costs associated with the operations of the Company's newly acquired subsidiaries, Labs and Access. The Company currently has over 72 employees as compared to less than 15 during the nine-month period ended September 30, 1999.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses for the nine-month period ended September 30, 2000 increased $2,054,316 to $2,121,816, as compared to amortization expense of $67,500 during the nine-months period ended September 30, 999. The increase was attributable to amortization of intangibles arising from acquisitions during 1999, depreciation of property and equipment as well as amortization of technology licenses and capitalized assets.

Interest Expense and Other Financing Charges

Interest expense and other financing charges for the nine-month period ended September 30, 2000 was $404,154, as compared to $103,155 during the nine-month period ended September 30, 1999. The year 2000 expense was primarily attributable to interest on convertible notes and the credit facility (including amortization of debt discount), while the 1999 expense primarily relates to interest on notes payable.

Inflation

Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity And Capital Resources

For the nine month period ended September 30, 2000, the Company's cash position increased by $1,572,832 from $214,639 to $1,787,471. The principal source of cash was $13,190,458 that was generated from the Company's private placement offerings. Other sources of cash include $25,000 from notes receivable and $48,783 from related parties. $10,272,133 of these funds were used in operating activities, $94,652 in loans to related parties, $846,352 in purchases of capital assets during the period, $282,968 attributable to capitalized video products, $175,000 in notes receivable, as well as, $20,304 in principal payments of long-term debt.

From January 1, 2000 through the date of this report, we have completed the following financings:

     o From December 1999 through February 2000, we completed a private placement offering, with Aegis Capital, Inc. (Aegis) as placement agent, in which we sold an aggregate of approximately 15 units for gross proceeds of approximately $1,508,000. The units consisted of an aggregate of (1) 1,005,311 shares of common stock, and (2) 1,005,311 class A, B and C warrants, respectively, to purchase shares of common stock. The class A, B and C warrants were exercisable at $2.00, $2.50 and $3.00, respectively. In connection with such offering, as well a the December 1999 offering, Aegis Capital received warrants to purchase an aggregate of approximately 3.45 Units (or an aggregate of 230,215 shares of common stock and 230,215 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit.

     o In 1999, the Company entered into a $3,000,000 secured credit facility (the "Facility") with an entity that, at that time, was controlled by the President and Chief Executive Officer. The terms of the facility provided for interest at 10%, monthly fees of $15,000, the issuance of warrants for 300,000 shares of common stock exercisable at prices of $3.00 to $5.00 over five years, and the lender to have the option to convert the amount due into 1,430,560 shares of common stock and 4,291,680 warrants to purchase common stock at prices ranging from $1.50 to $3.00 per share. The conversion option was exercised in March 2000.

     o In February 2000, Vianet completed a private placement offering in which we sold an aggregate of approximately 18 units for gross proceeds of approximately $1,800,000. The units consisted of an aggregate of (1) 1,199,054 shares of common stock, and (2) 1,199,054 class A, B and C warrants, respectively, to purchase shares of common stock. The class A, B and C warrants were exercisable at $2.00, $2.50 and $3.00, respectively. In connection with such offering, Donald & Co. received warrants to purchase an aggregate of approximately 1.25 Units (or an aggregate of 83,649 shares of common stock and 83,649 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit.

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

     o In April 2000, pursuant to stock purchase agreements, we issued an aggregate of 1,899,999 shares of common stock and 2,849,998 common stock purchase warrants for gross proceeds of $5,700,000. The warrants are exercisable at $4.50. In connection with such offering, the Placement Agents received warrants to purchase an aggregate of approximately 9.5 units (or an aggregate of approximately 190,000 shares of common stock and approximately 285,000 class D warrants). Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D three-year common stock purchase warrants, which are exercisable at $4.50 per share.

     o In June 2000, the Company issued 34,920 shares of common stock to shareholders that participated in the Aegis and Donald private placements. In August 2000, an additional 1,245,512 shares of common stock were issued to the shareholders that participated in the Aegis and Donald private placements. The shares were issued as consideration for delayed registration of the underlying securities purchased in the private placements, as well as for adjustments required due to a decrease in the market value of the Company's stock on the effective date of the registration statement relating to the securities purchased in the private placements. In addition, the exercise prices of the Class A, B and C common stock purchase warrants have changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and
          $2.2968, respectively.

     o In September 2000, the Company issued 44,496 shares of common stock to shareholders pursuant to warrant agreements exercised during the period.

In addition to the foregoing, in October 2000, the Company proposed a tender offer to the holders of its class A, B, and C common stock purchase warrants either currently outstanding or issuable upon exercise of outstanding warrants (the "Tender Offer"). Pursuant to the Tender offer the Company has proposed to:

     o reduce the exercise price of 100% of the class A common stock purchase warrants from $1.53 to $0.01, and to reduce the exercise price of 50% of the class B common stock purchase warrants from $1.91 to $0.01

As consideration for the Tender offer, the Company is requiring the holders of such securities to:

     o exercise 100% of the reduced price class A and B common stock purchase warrants, and cancel the remaining class B and C common stock purchase warrants which they currently hold or one entitled to receive.

In addition, the terms of the Tender offer provide that 50% of the shares of common stock to be issued upon the exercise of the reduced price class A and B common stock purchase warrants shall be freely tradeable at such time as a registration covering the sale of the common stock underlying the class A and B warrants is declared effective by the Securities and Exchange Commission and the 50% balance of such shares of common stock shall be subject to a lock-up expiring on the earlier of (i) one hundred twenty (120) days after the date of issuance of such shares, or (ii) sixty (60) days after the effectiveness of any registration statement covering the resale of any shares sold in a private placement offering conducted by the Issuer.

If the Tender offer is accepted by all of the holders of the Company's class A, B and C warrants, the Company shall receive an aggregate of approximately $82,000 from the exercise of its class A and B warrants.

Potential Future Sources of Capital

In addition to the financings completed in the second quarter of 2000, we had a total of 30,033,220 warrants and options outstanding as at the date of this filing at an average issue price of $2.73. In the event that these warrants and options are all exercised we would receive approximately $81,894,000 in cash proceeds. Notwithstanding the foregoing, if the Tender offer is accepted by all of the holders of the Company's class A, B and C warrants, the Company shall receive an aggregate of approximately $82,000 from the exercise of its class A and B warrants, and the aggregate cash proceeds of all warrants and options currently outstanding will be reduced to approximately $50,268,442. The exercise of these warrants and options will depend on, among other things, the liquidity and price for our common shares. We do not control the exercise of these warrants and options and therefore no assurances can be given that any warrants will be exercised.

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

Summary

As of November 20, 2000, we are attempting to obtain additional equity and/or debt financing in the amount of $10,000,000 or greater. We intend to complete any equity financing by issuing securities at prices equal to the current market value on the date of such financing. In addition, we anticipate that we will be required to issue equity securities in consideration of obtaining any such debt financing. However, no assurance can be given that we will be successful in completing any financing. If the Company is unsuccessful in completing any financing, we will not be able to fund our current expenses.

We have no current arrangements in place with respect to financing other than those described above. We are currently seeking sources of additional financing to provide the additional capital in order to fund our current operations, expand our scope of operations and our business strategy. Our management believes that upon full implementation of our business plan, sufficient revenues will be generated to meet operating requirements. However, no assurance can be given that such goal will be obtained or that our expected revenues will be realized at sufficient levels and profitability to fund our operations without additional capital. Such inability could have a materially adverse effect on our business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of our production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond our control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which we are operating. Accordingly, there can be no assurance that we will complete the proposed expansion of our production and marketing activities described herein.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                  On October 10, 2000, the Company filed a report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VIANET TECHNOLOGIES, INC.
                                              --------------------------
                                                (Registrant)



                                              /S/ Vincent Santivasci
Date:    November 20, 2000                    --------------------------
         -----------------------------------  Vincent L. Santivasci
                                              Chief Accounting and Compliance
                                                Officer