Form 10KSB40
period 2000-12-31
VIANET TECHNOLOGIES INC
filed 2001-04-17
CIK 894502

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000 Commission File No. 033-55254-19
                          -----------------

                            Vianet Technologies, Inc.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                          87-0434285
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)

  6509 Windcrest Drive, Suite 160, Plano, TX                    75024
   (Address of principal executive offices)                  (Zip Code)

                                 (972) 543-2700
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.001 Par Value Per Share

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                             Yes  [X]       No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's revenues for its most recent fiscal year were $635,502.

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $4,392,000 as of April 9, 2001 based on the average bid and asked prices of such stock as of that date.

As of March 30, 2001, there were 31,426,292 shares of Common Stock, $.001 par value, issued and outstanding.

--------------------------------------------------------------------------------

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

We design and market advanced data visual communication technologies and services that allow our customers to deliver rich media experiences as a market differentiator.

Compression Technology Products, E-Commerce and Value Added Services

We develop and sell products and services utilizing a patented wavelet compression technique. Wavelet based technologies deliver data, video and multimedia content faster than conventional compression techniques. Furthermore, wavelet compression typically uses less bandwidth, costs less and yields higher quality video and still imagery than conventional techniques. Our key products include the Lightning Strike suite of products, which include LS Video Messenger, LS Video Interactive, LS Power Zoom and LS Video Stream. All of these products utilize our wavelet technology, and offer customers high quality desktop video applications.

Our Market

Our principal target markets are advertising companies, ISPs (Internet Service Providers) and ASPs (Application Service Providers), corporate enterprises and government agencies seeking to provide a visual experience to improve communications, brand awareness and access to digitized documents and images. We believe that our markets are tied to the progress and development of the Internet, the deployment of broadband access, the growth of the SOHO (Small Office Home Office), distance learning and to private network infrastructure. Statistics indicate that growth in these sectors is currently high, and that it appears to be continuing. We believe that this growth will require a similar growth in the demand for software and hardware to support the systems used by Internet service providers, private networks and individual end users, as well as a similar growth in the demand for products that more efficiently communicate over these systems. We feel our products currently fill this role.

Internet, E-commerce and Value Added Services

Our data compression technology provides the foundation for our products and services. We believe that our products, by utilizing wavelet technology, provide flexible tools for the following applications:

     o real time streaming video;
     o IP video conferencing;
     o video mail; and
     o image compression and enhancement.

We also believe that these advanced differentiators have significant sales potential in the burgeoning Internet and private network marketplaces.

Our Market Opportunity

As the Internet continues to develop as a communications and business tool, we believe that both business and home Internet users will adopt enhanced services that require additional bandwidth and web functionality. We intend to serve these market segments by providing video compression technology, as well as value added services to provide our customers with the competitive edge they need. We believe our products will enable communications across broadband networks that efficiently combine voice, data, graphics and video across geographic locations with high throughput, protocol flexibility, and system expandability.

Our Growth Strategy

Our objective is to become a leading provider of enabling technology, services and applications that allow customers to capitalize on the Internet's rapid growth as a commercial forum and private network operators to utilize improved visual communication experiences. We intend to utilize our broad market position, advanced technology, and ability to respond quickly to market changes in order to become a leading supplier of visual communication products and services.

Industry Background

Our visual communications products include hardware and software designed to allow high quality transmission of data using less bandwidth. Our data compression techniques use mathematical and processing routines to reduce the amount of data required to represent an image. In compression, the pixels of an image are decorrelated from each other, coded using a mathematical set of values and decoded back to the original image. Data compression products aim to rapidly obtain maximum compression with minimum loss of data upon restoration. Efficient data compression is increasingly important as transmissions include more still and moving images. This is compounded in an E-commerce environment that is dependant upon the detail of images and customers' ability to manipulate images for a "virtual" shopping experience.

Strategy

Our short term plans focus on the following key areas:

     o Servicing our strategic partner in the advertising sector;
     o Completing the deliverable support documentation and materials to our first ISP customer; and
     o Continuing our efforts to market or products through private labeling and co-branding arrangements with major software and hardware manufacturers and distributors.

Products and Services

The following is a summary of the products and services that we are currently provide:

-------------------------------------------------------------------------------------------------------------------
Product / Service                  Utilization                                    Customer
-------------------------------------------------------------------------------------------------------------------
Video Mail                         >>   Video mail campaigns for                  >>  Advertising agencies
                                        advertisers to improve product branding   >>  Corporations and
                                   >>   Corporate messaging                           government agencies with
                                   >>   Information dissemination                     private networks
-------------------------------------------------------------------------------------------------------------------
Streaming video                    >>   Entertainment (Video On Demand,           >>  Corporations and
                                        Store and Forward Video)                      government agencies with
                                   >>   News feeds to desktops                        private networks
-------------------------------------------------------------------------------------------------------------------
Video Conferencing                 >>   Collaborative communication               >>  Corporations and
                                   >>   Desktop and board room communication          government agencies with
                                                                                      private networks
-------------------------------------------------------------------------------------------------------------------
Image Enhancement                  >>   Document retrieval and examination        >>  Corporations and
                                        of target images                              government agencies with
                                                                                      private networks
-------------------------------------------------------------------------------------------------------------------

Compression Technologies, Products and Services

Our key products include the Lightning Strike suite of products that include the following:

     o LS Video Messenger - a product that enables users to send V-Mail, which consist of the E-mailing of a video file;
     o    LS Video Interactive - a suite of Video Conferencing products;
     o LS Power Zoom - a product that allows a user to zoom and pan on still images; and
     o LS Video Stream - a streaming video product that allows users to view video on demand.

Competition

We expect to face increased competition, particularly price competition, from other technology providers. These vendors may develop products with functionality similar to our products or may provide alternative solutions. Our distributors and OEMs may also compete with us by selling their own current products or products that they may develop, as well as selling products that they purchase from us. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to develop and offer competing products.

Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than us. Consequently, these competitors can devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with a large installed customer base may have a significant competitive advantage over us. Accordingly, these potential customers may not consider or evaluate our products

We believe that we must invest significant resources in developing new products, enhancing current products and maintaining customer satisfaction to remain competitive. If we fail to do so, our products may not compete favorably with our competitors' products, and our business could be materially adversely affected.

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

Sales, Marketing & Distribution

We market our products and services to corporations, advertising agencies, ISPs/ASPs, distributors and VARs (Value Added Resellers). We have entered into the following agreements to market our products and services:

-----------------------------------------------------------------------------------------------------------------------
Customer                              Revenue Model                                  Current Status
-----------------------------------------------------------------------------------------------------------------------
WPP PLC ("WPP").                      In February 2001 we entered into an            We have presented six programs to
(WPP is a major global advertising    agreement with WPP to become a Strategic       several clients of WPP.
conglomerate)                         Partner under the terms of which we consult
                                      with WPP on strategies to assist in their
                                      branding programs for WPP's customers.
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Customer                              Revenue Model                                  Current Status
-----------------------------------------------------------------------------------------------------------------------
SAIC                                  We have executed a Master Distributor          SAIC has proposed their desktop
(SAIC is a major global               agreement with SAIC which enables SAIC to      collaboration solution integrated
distributor                           sell our products to its worldwide customer    with our Multipoint interactive
and network operator)                 and client base.                               solution to one of their large
                                                                                     clients. A decision is expected
                                                                                     within 90 days.
-----------------------------------------------------------------------------------------------------------------------
China Unicom ("CU")                   We have signed an agreement with CU under      We have delivered all relevant
(CU is the second largest ISP in      the terms of which we have agreed to license   software and instruction manuals
China with both paging and Internet   our Video Messenger and Video Interactive to   to CU and have established the
customers)                            CU for CU to provide a service to their        necessary licensing server to
                                      customers using these products.                enable CU to track customer
                                                                                     payment of service fees. The
                                                                                     program is expected to be marketed
                                                                                     in May 2001.
-----------------------------------------------------------------------------------------------------------------------
Hewlett Packard ("HP")                We have entered into a private labeling        HP intends to showcase the private
(Global manufacturer of software      agreement with HP under the terms of which     labeled products (Video Messenger
and hardware)                         HP will market our products as HP's own.       and Video Interactive) at a trade
                                                                                     show scheduled for April 2001.
-----------------------------------------------------------------------------------------------------------------------
Media Metastasis ("MM")               In September 2000 we entered into an           The version of Quicktime
                                      agreement with MM under the terms of which     containing the converted CODEC is
                                      MM agreed to convert our CODEC into the        currently scheduled for release in
                                      Apple Inc.'s  "Quicktime" system. We will      May/June 2001.
                                      split revenues generated by the sale of the
                                      CODEC to Apple and Quicktime customers
                                      50/50.
-----------------------------------------------------------------------------------------------------------------------
Verizon                               We have executed a Master Distributor          We expect market roll-out to
(Verizon is a fully integrated        agreement with Verizon which enables Verizon   Verizon Customers within 60 days.
telecommunications service provider   to sell our products to its worldwide
which resulted from the merger of     customer and client base. They will also use
Bell Atlantic and GE)                 the product with internal users and have a
                                      provision in the contract that allows them
                                      to provide as an enhanced service to their
                                      DSL customers.
-----------------------------------------------------------------------------------------------------------------------

While we are working towards receiving revenue from the above arrangements and agreements, no assurances can be given that we will ultimately do so. Customers may not subscribe to the services and pilot schemes may not be successful. Ultimately, our success will depend on the end customer perceiving that our products and / or services provide real value at a reasonable price.

Intellectual Property

We have become aware of the fact that a potential competitor has received a patent for the transmission of video e-mail messages with an encapsulated player.

This competitive patent does not directly relate to our core compression technology, for which the Company is seeking its own patent protection. However, there is a possibility that it might relate to the way in which the core technology is incorporated into our specific software applications. Our engineering staff has developed a technical approach, which it believes will ensure that there is clearly no encroachment on the third party patent. This approach is currently under review by our patent attorneys.

Employees

As of March 30, 2001, we employed 28 full-time employees and utilized the services of 4 consultants.


Item 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 6509 Windcrest Drive, Suite 160, Plano, Texas 75024. We occupy these premises pursuant to a 5-year lease agreement expiring September 2005. The annual rent for this facility is approximately $183,400 for the initial lease year, $220,000 in year 2, $239,200 in years 3 and 4, and $258,300 in year 5, plus the tenant's proportional share of operating and other expenses. The terms of the lease require 200,000 shares of registered common stock to be placed in escrow as a security deposit. The shares will be released from escrow and returned to Vianet for cancellation at a rate of 20% per annum.

Item 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, except as described below.

We are a defendant in an action for a breach of contract claim for outstanding invoices for services rendered. In March 2001, a default judgment was entered against Vianet in this matter. We are currently engaged in discussions with the plaintiff regarding settlement of this matter, however no assurance can be given that an amicable settlement will be reached. In the event we are unable to consummate a settlement of this matter, we anticipate that the plaintiff will seek to enforce collection of the default judgment. The $702,739 of outstanding invoices is included in accounts payable and accruals on the balance sheet at December 31, 2000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         Not Applicable.

                                     PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Vianet's Common Shares, $0.001 par value per share, are currently traded on the NASD OTC Electronic Bulletin Board (the "Bulletin Board") under the symbol "VNTK."

The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                    PERIOD                          HIGH             LOW
                    ------                          ----             ---

Year Ended December 31, 1999:
         First Quarter................             11.25            10.125
         Second Quarter...............             11.6875           6.50
         Third Quarter................              7.75             4.75
         Fourth Quarter...............              4.75             1.25

Year Ended December 31, 2000:
         First Quarter................              8.4375           3.8125
         Second Quarter...............              6.0625           2.375
         Third Quarter................              3.125            0.9844
         Fourth Quarter...............              1.375            0.2812

 January 1, 2001 through March 30, 2001:            0.4844           0.1406

On March 30, 2001, the closing sale price for our Common Shares, as reported by the Bulletin Board, was $0.1406 per share.

As of March 30, 2001, there were 31,426,292 shares of Common Stock outstanding and there were approximately 1,147 registered holders of our Common Stock.

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

General

We design and market advanced data visual communication technologies and services that allow our customers to deliver rich media experiences as a market differentiator.

Our visual communication products are designed to utilize patented wavelet compression techniques that allow for the delivery of high quality video, multimedia content and data over the Internet and Intranet with less expense, delay and bandwidth usage. We believe that this technology allows us to provide our customers with a competitive advantage by providing high quality desktop video applications at high data transfer rates. We intend to utilize this technology as the foundation for our value added services, and we expect this technology to serve as our main focus for future expansion.

Our objective is to become a leading provider of enabling technology, services and applications that allow customers to capitalize on the Internet's rapid growth as a commercial forum and private network operators to utilize improved visual communication experiences.

We believe that our combined product portfolio will allow us to excel in the Internet, private network, and value added services market segments. We intend to continue our development as a serious competitor in these and other niche market segments in the burgeoning communications marketplace.

Compression Technology Products, E-Commerce and Value Added Services

We develop and sell data compression technologies and services utilizing a patented wavelet compression technique. Wavelet based technologies deliver data, video and multimedia content faster than conventional compression techniques. Furthermore, wavelet compression typically uses less bandwidth, costs less and yields higher quality video and still imagery than conventional techniques. In addition, this technology is flexible enough to be used in a variety of compression products for many types of data. Our key products include the Lightning Strike suite of products that include the following:

     o LS Video Messenger - a product that enables users to send V-Mail, which consist of the E-mailing of a video file;
     o LS Video Interactive - a suite of Video Conferencing products;
     o LS Power Zoom - a product that allows a user to zoom and pan on still images; and
     o LS Video Stream - a streaming video product that allows users to view video on demand.

We have determined that the revenue model originally anticipated of direct product sales contains considerable uncertainties due in part to competition, market conditions and our customers' perception of value that our products provide. Accordingly, we have changed our marketing focus to the provision of visual communications as a suite of service offerings. While this does not preclude the future sale of products and licensing arrangements, this change in market strategy makes it prudent to write down the goodwill and research and development assets recorded to reflect the value of the products themselves.

The Company has recorded a reduction in carrying value of capitalized software costs related to the above products due to the uncertainty of future revenues.

We intend to serve these market segments by providing video compression technology, as well as value added services to provide our customers with the competitive edge they need. We believe our products will enable communications across broadband networks that efficiently combine voice, data, graphics and video across geographic locations with high throughput, protocol flexibility, and system expandability.

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

LS Messenger has moved from a proof of concept to a product phase. LS Messenger and LS Messenger Pro have been tested on Windows 98, Windows NT, and Windows 2000. We have started to market these products with a positive response.

LS Video Interactive point to point has moved past the beta stage into a product phase. We have started development of LS Video Interactive Multipoint and the beta release of this product is targeted for April 2001.

We launched major codec improvement initiatives in mid April 2000. The result of this research initiative is a codec with improved video quality, as well as, the prototype version of our Pure Wavelet codec. The Pure Wavelet codec has the capability of streaming video at multiple bandwidths from the same file. As of the date of this filing, the image quality of the Pure Wavelet codec is not as good as our traditional codecs. Additionally, the Pure Wavelet codec requires more processor resources than our current codec technology.

In March of 2000, we resumed development of Power Zoom. Power Zoom gives Web Developers the capability to server high-resolution images over the Internet. By using a Power Zoom server, hosting sites give users the capability to zoom in on the details of a high-resolution image not seen with traditional serving techniques. Power Zoom is certified on IBM's Netfinity product line, and is available for general release.

No assurance can be given that these developments will be completed or that a market will exist for the products once the development is completed.

The following is a discussion of the financial condition and results of our operations for the twelve months ended December 31, 2000 and 1999, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, the notes related thereto, and the other financial data included elsewhere in this filing.

Years ended December 31, 2000 and 1999

Revenues and other income

Revenues and other income for the Year ended December 31, 2000 increased $469,360 to $635,502, as compared to revenues and other income of $166,142 during the twelve-month period ended December 31, 1999. In 2000, $81,403 was attributable to OEM sales, while $404,166 was generated from software licensing of our Lightning Strike Suite of Products in the Korean market. In 1999, operating revenues, consisted primarily of engineering fees charged by Labs, amounting to $55,752. The remaining $149,933 was attributable to interest, consulting and royalty income in 2000 and $110,390 of interest and other income in 1999.

Operating Expenses

Operating expenses for the twelve-month period ended December 31, 2000 increased $8,250,493 to $13,892,610, as compared to operating expenses of $5,642,117 during the twelve-month period ended December 31, 1999. The increase in operating expenses was attributable to a $164,352 increase in cost of goods and services sold, a $3,705,185 increase in selling, general and administrative expenses and a $4,380,956 increase in research and development costs. For 2000, selling, general and administrative and research and development expenses include a one-time legal settlement for $191,000, salaries and benefits of approximately $4,886,000, professional and consulting fees of approximately $3,317,000, management fees of approximately $804,000 and $4,508,700 primarily relates to the costs associated with the operations of the Company's subsidiaries acquired in the fourth quarter of 1999, as well as a substantial increase in personnel and administrative costs associated with a larger staff including the set-up costs for a 20,000 square foot office in Plano, Texas.

In-process research and development totaled $7,263,000 for the twelve-month period ended December 31, 1999, which was comprised of non-cash charges of $4,957,000 recorded upon the acquisition of Vianet Labs, Inc. and $2,306,000 recorded upon the acquisition of Vianet Access, Inc. In-process research and development is primarily related to development of Labs' and Access' products and technologies including but not limited to the compression technologies and fiber optic networking products.

As of the date of this report we have completed the development phase of the majority of our products including Video Messenger, Video Messenger Pro, Video Interactive (point-to-point) and Power Zoom. Development work on the multi-point version of Video Interactive continues with a development team of three engineers. Accordingly, our monthly overhead has been reduced to approximately $350,000 per month from an average of approximately $1,000,000 per month in fiscal 2000.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses for the twelve-month period ended December 31, 2000 increased $1,669,783 to $2,124,204, as compared to Depreciation and amortization expense of $454,421 during the twelve-month period ended December 31, 1999. The increase was primarily attributable the amortization of intangible assets resulting from the acquisition of Labs, which approximated $1,634,000 in 2000.

Interest Expense and Other Financing Charges

Interest expense and other financing charges for the twelve-month period ended December 31, 2000 was $523,633, as compared to $269,897 during twelve-month period ended December 31, 1999. The year 2000 expense was primarily attributable to interest on convertible notes and the credit facility (including amortization of debt discount), while the 1999 expense primarily relates to interest on notes payable.

Net Loss

Net loss during 2000 amounted to $27,134,210 or $(1.26) per share and in 1999 amounted to $21,651,932 or $(4.12) per share. Weighted average shares outstanding amounted to 21,558,152 in 2000 and 5,260,193 in 1999. In 2000, the net loss was comprised of $19,797,630 from continuing operations, $7,336,580 from discontinued operations (including $1,250,880 loss from the disposition of Access and $2,386,387 from loss on sale of Develcon). In 1999, the net loss was comprised of $13,462,976 from continuing operations, $8,188,956 from discontinued operations (including $4,557,151 from loss on sale of Develcon).

Cash Position

For the twelve-month period ended December 31, 2000, the Company's cash position decreased by $107,555 from $115,101 to $7,546. The principal source of cash was $13,095,506 that was generated from the Company's private placement offerings. Other sources of cash include $150,000 demand notes payable and $25,000 notes receivable. $12,090,319 of these funds were used in operating activities, $30,030 in loans from related parties, $1,108,288 in purchases of capital assets during the period, $89,253 attributable to loans to related parties, $29,372 in security deposits, as well as, $27,799 in principal payments of long-term debt.

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

Liquidity and Capital Resources

Historical Sources of Capital

We have sustained our operations from the inception of our predecessor, Vianet Technologies, Inc, a Delaware corporation (March 1998), primarily from the sale of equity and borrowings. Specifically, we have completed the following financings:

     o In December 1998, Vianet Delaware sold 250,000 shares of Series A convertible preferred stock for an aggregate of $1,000,000 in cash to accredited investors. In December 1998, $10,000 was received for the stock, the remaining subscription receivable outstanding, $990,000, was paid subsequent to December 31, 1998. In March 1999, pursuant to the terms and conditions of the Merger Agreement between Radar Resources, Inc. and Vianet Technologies, Inc., the shareholders of Old Vianet were issued four shares of fully paid and non-assessable shares of the Company's common stock, $.001 par value ("Common Stock") per share in exchange for each share of Old Vianet's outstanding common stock. The existing common shareholders of Old Vianet received 1,400,000 shares of common stock of the Merged Company in exchange for the 350,000 shares then outstanding. All shares of Old Vianet's Series A Convertible Preferred Stock issued and outstanding immediately prior to the Merger were deemed to have been converted into an aggregate of 250,000 shares of Old Vianet's common stock and the Series A Convertible Preferred shareholders received 1,000,000 shares of Common Stock of the Company;

     o In July, 1999 we issued 100,000 common shares and 55,000 common stock purchase warrants, exercisable at $6.60 per share to certain non-US investors for cash of $550,000;

     o In July 1999, we entered into a credit facility (the "Facility") with an entity that, at the time, Peter Leighton, our Chief Financial Officer was a Director and Officer. The Facility was in the amount of $3,000,000, of which approximately $2,146,000 had been drawn down as of December 31, 1999. The Facility bore interest at 10% per annum and monthly fees of $15,000. We issued 300,000 warrants exercisable at price of $2.375 in consideration for the Facility. The Facility was secured by all of our major assets, including the shares of Vianet Labs and Vianet Access, and was repayable on March 31, 2000. In March 2000, we converted the Facility into 1,430,559 shares of common stock at $1.50 per share in exchange for the retirement of the $2,145,839 outstanding under the Facility. This transaction included the issuance of 1,430,559 each of Class A, Class B and Class C warrants at $2.00, $2.50 and $3.00. In 2000, the exercise prices of the Class A, B and C common stocks purchase warrants have changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and $2.2968, respectively.

     o In September 1999, we borrowed $500,000 from a private investor at an interest rate of 11%. The loan is repayable on September 30, 2000 and can be converted at the option of the holder into common shares at an exchange rate of $3.75 per share. Separately, we issued to the noteholder a two-year option to purchase 50,000 shares of common stock at $5.00 per share.

     o We assumed convertible debentures (the "Debentures") as part of the acquisition of Vianet Labs in the amount of $1,125,000. The Debentures bear interest ranging from 6% to 8%, are convertible into a maximum of 370,170 shares of common stock through September 30, 2002.

     o From December 1999 through February 2000, we completed a private placement offering, with Aegis Capital, Inc. (Aegis) as placement agent, in which we sold an aggregate of approximately 15 units for gross proceeds of approximately $1,508,000. The units consisted of an aggregate of (1) 1,005,311 shares of common stock, and (2) 1,005,311 class A, B and C warrants, respectively, to purchase shares of common stock. The class A, B and C warrants were exercisable at $2.00, $2.50 and $3.00, respectively. In connection with such offering, Aegis Capital received warrants to purchase an aggregate of approximately 3.45 Units (or an aggregate of 230,215 shares of common stock and 230,215 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit. Pursuant to the terms of the offering, the exercise prices of the Class A, B and C common stock purchase warrants have changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and $2.2968, respectively. In December 2000, we completed a partial tender offer for the class A, B and C, which shall result in the Company receiving an aggregate of approximately $64,650 from the exercise of our class A and B warrants.

     o In February 2000, we completed a private placement offering in which we sold an aggregate of approximately 18 units for gross proceeds of approximately $1,800,000. The units consisted of an aggregate of (1) 1,199,054 shares of common stock, and (2) 1,199,054 class A, B and C warrants, respectively, to purchase shares of common stock. In connection with such offering, Donald & Co. received warrants to purchase an aggregate of approximately 1.25 Units (or an aggregate of 83,649 shares of common stock and 83,649 class A, B and C warrants, respectively). Pursuant to the terms of the offering, the exercise prices of the Class A, B and C common stock purchase warrants have changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and $2.2968, respectively. As stated above, in December 2000, we completed a partial tender offer for the class A, B and C, which shall result in the Company receiving an aggregate of approximately $64,650 from the exercise of our class A and B warrants.

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

     o In April 2000, pursuant to stock purchase agreements, we issued an aggregate of 1,899,999 shares of common stock and 2,849,998 common stock purchase warrants for gross proceeds of $5,700,000. The warrants are exercisable at $4.50. In connection with such offering, the Placement Agents received warrants to purchase an aggregate of approximately 9.5 units (or an aggregate of approximately 190,000 shares of common stock and approximately 285,000 class D warrants). Each unit consisted of an aggregate of 20,000 shares of common stock and 30,000 Class D three-year common stock purchase warrants, which are exercisable at $4.50 per share. In January 2000, the purchasers of 1,566,666 shares of the common stock issued pursuant to stock purchase agreements agreed to return such shares to us for cancellation in consideration of our agreeing to issue convertible notes to them in an amount equal to their original purchase price for such shares.

     o From June 2000 through August 2000, we issued an aggregate of 1,280,432 shares of common stock to shareholders that participated in the Aegis and Donald private placements. Such shares were issued as consideration for delayed registration of the underlying securities purchased in the private placements, as well as for adjustments required due to a decrease in the market value of the Company's stock on the effective date of the registration statement relating to the securities purchased in the private placements. In addition, the exercise prices of the Class A, B and C common stock purchase warrants were adjusted from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and $2.2968, respectively.

     o In September 2000, the Company issued 44,496 shares of common stock to shareholders pursuant to warrant agreements exercised during the period.

     o In December 2000, we completed a partial tender offer for our class A, B and C warrants, pursuant to which we agreed to (i) reduce the exercise price of 100% of the class A common stock purchase warrants from $1.53 to $0.01, and (ii) reduce the exercise price of 50% of the class B common stock purchase warrants from $1.91 to $0.01, in consideration of the holders of such securities agreeing to (i) exercise 100% of the reduced price class A and B common stock purchase warrants, and (ii) cancel the remaining class B and C common stock purchase warrants which they currently hold or one entitled to receive.

       In addition, the terms of the Tender Offer provide that 50% of the shares of common stock to be issued upon the exercise of the reduced price class A and B common stock purchase warrants shall be freely tradable at such time as a registration covering the sale of the common stock underlying the class A and B warrants is declared effective by the Securities and Exchange Commission and the 50% balance of such shares of common stock shall be subject to a lock-up expiring on the earlier of (i) one hundred twenty (120) days after the date of issuance of such shares, or (ii) sixty (60) days after the effectiveness of any registration statement covering the resale of any shares sold in a private placement offering conducted by the Issuer.

       The completion of the Tender Offer, which shall occur upon the approval by the Securities and Exchange Commission of a registration statement shall result in the Company receiving an aggregate of approximately $64,650 from the exercise of our class A and B warrants.

     o In January 2001, we issued an aggregate of $2,100,000 principal amount of 8% Secured Convertible Notes (the "Notes") due January 9, 2002 in a private placement to eight investors. In addition, 9,999,999 five-year warrants were issued for shares of common stock at a price not to exceed $0.28875, in connection with the issuance of the Notes. The exercise price of the warrants approximated 110% of the fair market value of our common stock at the time of issuance. Simultaneously with such transaction, the purchasers of 1,566,666 shares of the common stock issued pursuant to our April 2000 stock purchase agreements agreed to return such shares to us for cancellation in consideration of our agreeing to issue convertible notes to them in an amount equal to their original purchase price for such shares. In connection with such transactions, the Placement Agents received cash fees of $103,750, warrants to purchase an aggregate of approximately 857,142 shares, and $56,250 principal amount of the Notes. The Notes are secured by all of our assets and approximately 3,800,000 shares (the "Secured Shares") owned by our Chairman and our CFO. We have agreed to issue 5% of the Secured Shares to the Chairman and the CFO and to replace any shares sold by the note holders in the event of a default on the Notes.

     o In January 2001, we issued 1,000,000 shares of common stock and warrants to purchase 4,392,004 shares to a private investment group in consideration of their agreeing to furnish us with a $10 million equity line of credit. This equity line of credit is open for a two-year period. The terms of the agreement allows us to request funds on a monthly basis. The funds available to us each month from this line shall be based upon the average daily price of our shares on each separate trading day during the twenty two trading days following the delivery of our request for funds. There is a funding limit of $1.0 million in any one month. We will issue common shares to the investors in exchange for each month's credit line draw down. These common shares will be issued at 85% of the average daily price of our shares that are traded during the twenty-two trading days following the date we request the funds.

       We will issue common shares to the investors in exchange for each month's credit line draw down. These common shares will be issued at 85% of the average daily price of our shares that are traded during the twenty-two trading days following the date we request the funds. The execution of the line of credit is dependent upon an approval by the Securities and Exchange Commission of a registration statement, which has not yet been filed with the Securities and Exchange Commission.

     o In addition, in April 2001, we issued an additional $255,100 principal amount of Notes due April 6, 2002, to seven investors, and an additional 3,497,619 five-year warrants. Simultaneously with the April 2001 transaction, the purchasers of 161,000 shares of the common stock and 241,500 warrants issued pursuant to our April 2000 private placement offering agreed to return such shares and warrants to us for cancellation in consideration of our agreeing to issue convertible notes and warrants to them in an amount equal to their original purchase price for such securities. In connection with such transactions, the Placement Agents received cash fees of approximately $25,100 and warrants to purchase an aggregate of approximately 119,762 shares.

Potential Future Sources of Capital

After completing the above financings, we have a total of 47,103,420 warrants and options outstanding as at the date of this filing at an average issue price of $1.28. In the event that these warrants and options are all exercised we would receive approximately $60,428,660 in cash proceeds. The exercise of these warrants and options will depend on, among other things, the liquidity and price for our common shares. We do not control the exercise of these warrants and options and therefore no assurances can be given that any warrants will be exercised.

We are currently seeking sources of additional financing, either in the form of equity and/or debt financing, to provide the additional capital in order to fund our current operations, expand our scope of operations and pursue our business strategy. We intend to complete any equity financing by issuing securities at prices equal to the current market value on the date of such financing. In addition, we anticipate that we will be required to issue equity securities in consideration of obtaining any such debt financing. However, no assurance can be given that we will be successful in completing any financing. If we are unsuccessful in completing any financing, we will not be able to fund our current expenses.

We have used and intend to continue to use the proceeds from the financings described to execute our sales plan. Our ability to become a serious competitor may be dependent upon obtaining additional financing.

Material Changes in Current Liabilities

As of December 31, 2000 we had accounts payable and accrued liabilities amounting to approximately $4,900,000. These liabilities have been partially settled as of the date of this filing. In the first quarter of 2001, we issued 1,638,549 shares of common stock as settlement for approximately $524,000 of liabilities accrued at December 31, 2000. In addition, we reduced our obligation of approximately $127,500 in exchange for fixed assets of the Company and paid employee costs (salaries, employee benefits, travel expenses) of approximately $889,300. As of the date of this filing approximately $3,330,000 of these liabilities remain. We intend to settle these obligations out of future revenues, capital raises and or share issuances.

Additionally, in January 2001, we issued 500,000 shares of common stock to Royal Bank of Canada (RBC) in connection with the guarantee of Vianet pursuant to a loan agreement between Develcon and RBC. The shares were issued as consideration for a $1,000,000 note receivable from Develcon.

Future Sources of Revenue

As of the date of this filing, we have completed several distribution agreements and trial sales that could generate future revenues (see "Item 1. Description of Business - Sales, Marketing & Distribution"). While we anticipate significant revenues from these agreements and others that we will complete in the future, there can be no guarantees these revenues will be realized. Should the contracts be cancelled or if our customers do not generate revenues utilizing our products, our future expected revenues could be adversely affected.

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

On October 2, 2000, the Company was notified that Edward Isaacs & Company, LLP had merged with McGladrey & Pullen, LLP and that Edward Isaacs & Company, LLP would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was appointed as the Registrant's new auditor.

The auditor's reports from Edward Isaacs & Company, LLP for the Registrant's past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to engage McGladrey & Pullen, LLP was approved by the board of directors.

During the Registrant's two most recent fiscal years and the subsequent interim period preceding the change, there have been no disagreements with Edward Isaacs & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On October 10, 2000, Vianet filed a Form 8-K which included a letter from Edward Isaacs & Company, LLP which stated that Edward Isaacs & Company, LLP agreed with the statements made in our Form 8-K.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors

The executive officers, directors and key executives of Vianet, and their ages as of the date hereof, are as follows.

NAME                           AGE                             POSITION
----                           ---                             --------
Jeremy T.G. Posner             55                    Director and Secretary
Peter Leighton                 48                    Chief Financial Officer and Director
Peter Ianace                   52                    Chief Executive Officer
Robert Logan                   55                    President and Chief Operating Officer

Set forth below is a biographical description of each director and senior executive officer of Vianet based on information supplied by each of them.

Jeremy Posner, a co-founder of Vianet, has been the Chairman of Vianet since its inception. From 1988 to 1997, Mr. Posner was a Senior Vice President and Director of Intelect Communications Inc. During this period, Mr. Posner worked closely with Mr. Leighton to reposition the Company in the technology sector. Prior to joining Intelect, Mr. Posner headed an international investment group where he assisted emerging companies, raised venture capital and assisted with the development of companies. Mr. Posner holds a MBA form York University, Toronto Canada, and a Bachelor of Laws from the University of Birmingham, England.

Peter Leighton, a co-founder of Vianet, has been the Chief Financial Officer since December 2000 and Director since the Company's inception. From inception until March 2001, Mr Leighton was President and Chief Executive Officer of the Company. From 1989 to 1997, he was the Chief Executive Officer of Intelect Communications, Inc. While he was with the Company, he and Mr. Posner oversaw a series of restructurings, acquisitions, financings and dispositions that transitioned Intelect from the firearms industry to the technology sector. He has over fifteen years of experience working with companies in the US, Europe and South America. He is a Chartered Accountant with the Canadian Institute of Chartered Accountants and has a B.Sc. Engineering Science degree from Exeter University in England.

Peter Ianace, Chief Executive Officer since April 2001, brings more than 30 years of experience building successful technology business units, sales channels and companies. Mr. Ianace was Vice President of Vianet from October 1999 to August 2000 and Executive Vice President from August 2000 to January 2001. Prior to joining Vianet, Mr. Ianace was employed as Chief Executive Officer of Infinop Holdings, Inc. from April 1999 until October 1999 and Mr. Ianace served as President and CEO of Intelect Network Technologies from April 1995 until April 1999, where he was responsible for managing the growth and integration of worldwide sales and product development, including equity capitalization and strategic partnering. As the President of the start-up Opcom, he helped launch one of the first fiber products using the SONET standard. Mr. Ianace spent time with NORTEL, serving as President of Pactel Meridian Systems, Vice President of Marketing, where he led the market launch of the Meridian 1 product line, and as Vice President of the New York Region. He also served in other senior management roles, including the direction of national accounts for AT&T, as well as in various development and sales positions at IBM.

Robert Logan, President and Chief Operating Officer since March 2001, has a 28-year background in computing devices, hardware, software and services. From 1997 to 1999, Mr. Logan was a Director of ASI and launched and established the Company's largest sales and marketing division, the Systems Integration Division. From 1995 to 1997, as CEO of MIRUS Ltd., he developed a software sales organization and surrounding marketing initiatives that substantially increased revenues & market share for the Company. Mr. Logan also played instrumental roles in boosting productivity, profitability and organizational strength in key sales and marketing management positions with IKON, Alco Standard Corporation, and Xerox Corporation. Mr. Logan earned his Bachelor of Science and Bachelor of Arts degrees from Kansas State University.

Director and Executive Compensation

Each Director's term of office lasts until the next annual meeting of stockholders where a successor is elected and qualified or until the Director's earlier death, resignation or removal from office. Executive Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

During the fiscal year ended December 31, 1998, no remuneration was paid by the Company to any of its officers or directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities.

As compensation for Directors' services in 1999, we issued 20,000 shares of common stock to each of the following individuals: R. Bailey; D. Elliot. In addition we issued warrants to purchase 20,000 shares of common stock to P. Whitlock. Such payment has been accrued for in the December 31, 1999 consolidated financial statements included herein. In 2000, the Company paid $6,000 to D. Elliot, $6,000 to R. Bailey and $1,000 to T. Sullivan as compensation for services. During 2000, R. Bailey, D. Elliot, T. Sullivan, and P. Whitlock terminated their positions as Directors of Vianet.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2000, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2000, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION.

The following table sets out annual compensation, long-term compensation and all other compensation awarded to Vianet's Chief Executive Officer, Chairman of the Board and Chief Operating Officer, for services rendered in all capacities (the "Named Executive Officers"), during its fiscal years ended December 31, 2000 and 1999. Other than as listed below, Vianet had no other executive officers whose total salary and bonus exceeded $100,000 for that fiscal year.

                                                                                                            -----------------------
                                                                                                            Long-Term Compensation
                                                                                                            -----------------------
                                                                                                             Awards       Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Securities
                                                                    Other                    Restricted    Underlying
                                                                   Compen-                     Stock        Options/        LTIP
        Name        Year     Position                Salary(1)      sation        Bonus      Awards ($)    SARs(#)(2)    Payouts($)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Peter Leighton      2000     President, CFO &
                             CEO                     $208,338             -      $100,000             -              -          -
-----------------------------------------------------------------------------------------------------------------------------------
                    1999     President & CEO         $125,000             -             -             -              -          -
-----------------------------------------------------------------------------------------------------------------------------------
Jeremy Posner       2000     Chairman                $125,000             -       $35,000             -              -          -
-----------------------------------------------------------------------------------------------------------------------------------
                    1999     Chairman                $ 75,000             -             -             -              -          -
-----------------------------------------------------------------------------------------------------------------------------------
Pete Ianace  (5)    2000     Executive Vice
                             President               $200,000             -       $50,000             -        250,000          -
-----------------------------------------------------------------------------------------------------------------------------------
                    1999     Vice President          $200,000             -       $75,000             -              -          -
-----------------------------------------------------------------------------------------------------------------------------------
Vincent                      Chief Accounting &
Santivasci   (4)    2000     Compliance Officer      $ 65,800       $19,200       $20,000             -              -          -
-----------------------------------------------------------------------------------------------------------------------------------
             (4)    1999     CFO                     $ 35,417             -             -             -         50,000          -
-----------------------------------------------------------------------------------------------------------------------------------
Bruce
Arnstein     (3)    2000     COO                     $124,998       $56,250             -             -              -          -
-----------------------------------------------------------------------------------------------------------------------------------
             (3)    1999     COO                     $101,000             -             -             -        150,000          -
-----------------------------------------------------------------------------------------------------------------------------------

(1) As of December 31, 2000, Mr. Leighton's annual salary from Vianet was $250,000, Mr. Posner's annual salary from Vianet is $150,000, Mr. Santivasci's annual salary from Vianet is $120,000,and Mr. Arnstein's 2001 compensation from Vianet is expected to be $168,750.

(2) The number of securities under options granted reflects the number of Vianet Shares that may be purchased upon the exercise of such options.

(3) Mr. Arnstein became the Chief Operating Officer of Vianet in the second quarter of 1999. Effective as of June 2000, Mr. Arnstein ceased to be the Chief Operating Officer of Vianet.

(4) Mr. Santivasci acted as the Company's Chief Financial Officer from August1999 to September 2000. From the period, October 2000 until January 2001, Mr. Santivasci served as the Company's Chief Accounting and Compliance Officer. Mr. Santivasci is currently retained as a consultant for accounting and compliance.

(5) Pete Ianace was Vice president from October 1999 to August 2000, Executive Vice President from August 2000 to January 2001 and was appointed Chief Executive Officer in April 2001.

EMPLOYEE STOCK INCENTIVE PLAN

The 1999 Option Plan was adopted by the Board of Directors in March 1999, and was approved by the shareholders in June 2000. The Plan provides for the issuance of up to 5,000,000 options.

Over the period from March 1, 1999, to March 30, 2001, the Company has granted options to purchase an aggregate of 3,351,500 shares of Common Stock under the 1999 Option Plan, including options to purchase a total of 1,440,000 shares of Common Stock issued to officers and directors of the Company. The following table sets forth the number of options granted to the Company's officers and directors under the 1999 Option Plan:

  NAME AND POSITION                                      NUMBER OF OPTION SHARES
  -----------------                                      -----------------------

  Peter Leighton, Chief Financial Officer and Director           400,000
  Jeremy T.G. Posner, Chairman and Secretary                     250,000
  Robert Logan, President and Chief Operating Officer            150,000
  Pete Ianace, Chief Executive Officer                           250,000
  Bruce Arnstein, Former Chief Operating Officer                 150,000
  Vincent Santivasci, Former Chief Accounting and
      Compliance Officer                                         100,000
  Elizabeth Disiere, Former Secretary                            140,000

Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. The 1999 Option Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1999 Option Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Purpose

The primary purpose of the 1999 Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees. The ability of a company to offer a generous stock option program has now become a standard feature in the industry in which the company operates. In the event that the 1999 Option Plan is not adopted the Company may have considerable difficulty in attracting and retaining qualified personnel, officers, directors and consultants.

Administration

The 1999 Option Plan is administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 1999 Option Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

Members of the Board of Directors who are eligible employees are permitted to participate in the 1999 Option Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 1999 Option Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 1999 Option Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Eligibility

Under the 1999 Option Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 1999 Option Plan.

Terms Of Options

The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

       (a) Purchase Price. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value, or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

       (b) Vesting. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

       (c) Expiration. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 1999 Option Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

       (d) Transferability. No Option shall be transferable, except by will or the laws of descent and distribution, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

       (e) Option Adjustments. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

       Except as otherwise provided in the 1999 Option Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

       (f) Termination, Modification and Amendment. The 1999 Option Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

Stock Appreciation Rights

The 1999 Option Plan also permits the granting of one or more Stock Appreciation Rights to eligible participants. Such Stock Appreciation Rights may be granted either independent of or in tandem with Options granted to the same participant. Stock Appreciation Rights granted in tandem with Options may be granted simultaneously with, or, in the case of Non-Qualified Stock Options, subsequent to, the grant to the participant of the related Options; provided, however, that: (i) any Option shall expire and not be exercisable upon the exercise of any Stock Appreciation Right with respect to the same share, (ii) any Stock Appreciation Right shall expire and not be exercisable upon the exercise of any Option with respect to the same share, and (iii) an Option and a Stock Appreciation Right covering the same share of Common Stock may not be exercised simultaneously. Upon exercise of a Stock Appreciation Right with respect to a share of Common Stock, the participant shall be entitled to receive an amount equal to the excess, if any, of (A) the fair market value of a share of Common Stock on the date of exercise over (B) the exercise price of such Stock Appreciation Right.

Federal Income Tax Aspects Of The 1999 Option Plan

THE FOLLOWING IS A BRIEF SUMMARY OF THE EFFECT OF FEDERAL INCOME TAXATION UPON THE PARTICIPANTS AND THE COMPANY WITH RESPECT TO THE PURCHASE OF SHARES UNDER THE 1999 OPTION PLAN. THIS SUMMARY DOES NOT PURPORT TO BE COMPLETE AND DOES NOT ADDRESS THE FEDERAL INCOME TAX CONSEQUENCES TO TAXPAYERS WITH SPECIAL TAX STATUS. IN ADDITION, THIS SUMMARY DOES NOT DISCUSS THE PROVISIONS OF THE INCOME TAX LAWS OF ANY MUNICIPALITY, STATE OR FOREIGN COUNTRY IN WHICH THE PARTICIPANT MAY RESIDE, AND DOES NOT DISCUSS ESTATE, GIFT OR OTHER TAX CONSEQUENCES OTHER THAN INCOME TAX CONSEQUENCES. THE COMPANY ADVISES EACH PARTICIPANT TO CONSULT HIS OR HER OWN TAX ADVISOR REGARDING THE TAX CONSEQUENCES OF PARTICIPATION IN THE 1999 OPTION PLAN AND FOR REFERENCE TO APPLICABLE PROVISIONS OF THE CODE.

The 1999 Option Plan and the right of participants to make purchases thereunder are intended to qualify under the provisions of Sections 421, 422 and 423 of the Code. Under these provisions, no income will be recognized by a participant prior to disposition of shares acquired under the 1999 Option Plan.

If the shares are sold or otherwise disposed of (including by way of gift) more than two years after the first day of the offering period during which shares were purchased (the "Offering Date"), a participant will recognize as ordinary income at the time of such disposition the lesser of (a) the excess of the fair market value of the shares at the time of such disposition over the purchase price of the shares or (b) 15% of the fair market value of the shares on the first day of the offering period. Any further gain or loss upon such disposition will be treated as long-term capital gain or loss. If the shares are sold for a sale price less than the purchase price, there is no ordinary income and the participant has a capital loss for the difference.

If the shares are sold or otherwise disposed of (including by way of gift) before the expiration of the two-year holding period described above, the excess of the fair market value of the shares on the purchase date over the purchase price will be treated as ordinary income to the participant. This excess will constitute ordinary income in the year of sale or other disposition even if no gain is realized on the sale or a gift of the shares is made. The balance of any gain or loss will be treated as capital gain or loss and will be treated as long-term capital gain or loss if the shares have been held more than one year.

In the case of a participant who is subject to Section 16(b) of the Exchange Act, the purchase date for purposes of calculating such participant's compensation income and beginning of the capital gain holding period may be deferred for up to six months under certain circumstances. Such individuals should consult with their personal tax advisors prior to buying or selling shares under the 1999 Option Plan.

The ordinary income reported under the rules described above, added to the actual purchase price of the shares, determines the tax basis of the shares for the purpose of determining capital gain or loss on a sale or exchange of the shares.

The Company is entitled to a deduction for amounts taxed as ordinary income to a participant only to the extent that ordinary income must be reported upon disposition of shares by the participant before the expiration of the two-year holding period described above.

Restrictions On Resale

Certain officers and directors of the Company may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act. The Common Stock acquired under the 1999 Option Plan by an affiliate may be reoffered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption from the registration requirements of the Securities Act.

                        Option Grants in Last Fiscal Year
                               (Individual Grants)

     The following table shows the option grants to the Named Executive Officers during fiscal years ended December 31, 2000

                                                                               Market Value of
                                         % of Total                         Securities Underlying
                         Securities     Options Granted                        Options on the
                       Under Options    to Employees in   Exercise Price       Date of Grant
        Name              Granted       Financial Year     ($/Security)         ($/Security)           Expiration Date
-------------------------------------------------------------------------------------------------------------------------
Peter Leighton              Nil               Nil             Nil                  Nil                     Nil

Jeremy Posner               Nil               Nil             Nil                  Nil                     Nil

Vincent Santivasci          Nil               Nil             Nil                  Nil                     Nil

Bruce Arnstein              Nil               Nil             Nil                  Nil                     Nil

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-end Option Values

The following table shows the value at December 31, 2000 of unexercised options held by the Named Executive Officers:

                                                                  Number of Securities
                                 Shares                           Underlying Unexercised           Value of Unexercised
                                Acquired          Value                 Options at                In-the-Money Options at
                                   On           Realized           Fiscal Year-end (#)               Fiscal Year-end ($)
Name                           Exercise (#)         ($)         Exercisable/ Unexercisable(1)   Exercisable /  Unexercisable(6)
-----------------------------------------------------------------------------------------------------------------------------
Peter Leighton,                    NIL             NIL              200,000 (1) / Nil                  Nil / Nil (2)

Jeremy Posner                      NIL             NIL              200,000 (2) / Nil                  Nil / Nil (2)

Vincent Santivasci                 NIL             NIL           16,667 (4) / 33,333 (4)               Nil / Nil (2)

Bruce Arnstein (3)                 NIL             NIL               150,000 (5)/ Nil                  Nil / Nil (2)

(1) Represents presently exercisable options to purchase 200,000 shares of common stock at $0.44 per share and excludes exercisable options to purchase 200,000 shares of common stock at $0.32 per share granted on January 10, 2001.

(2) Represents presently exercisable options to purchase 200,000 shares of common stock at $0.44 per share and excludes exercisable options to purchase 50,000 shares of common stock at $0.32 per share granted on January 10, 2001.

(3) Mr. Arnstein ceased to be the Chief Operating Officer of Vianet effective in June 2000.

(4) Represents options to purchase 50,000 shares of common stock at $0.44 per share and excludes options to purchase 50,000 shares of common stock at $0.32 per share granted on January 10, 2001.

(5) Represents options to purchase 150,000 shares of common stock at $1.50 per share.

(6) Assumes a fair market value of $0.2812 per share of common stock, which is the closing price for the Company's common stock on December 29, 2000.

Other Employee Stock Options

The Company has assumed options granted under Develcon's and Infinop Option Plans ("Acquired Options"). The Acquired Options were assumed by the Company outside of its stock option plan, and they are administered as if issued under their original plans. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the acquisitions between the Company, Develcon and Infinop. The Acquired Options generally become exercisable over a three-year period and generally expire ten years from the date of grant. No additional options will be granted under Develcon's or Infinop's plans. As part of the sale of Develcon, all unexercised options assumed from Develcon or granted to Develcon employees have been cancelled. Currently, there are outstanding options to purchase an aggregate of 531,816 shares at prices ranging from $0.26 - $5.47. The exercise of all of these outstanding options will result in the Company receiving an aggregate of approximately $250,000.

EMPLOYMENT AGREEMENTS

In March 2000, Vianet's Board of Directors approved a two-year employment agreement with Bruce Arnstein, effective as of November 24, 1999, pursuant to which Mr. Arnstein was retained as Chief Operating Officer of the Company at an annual salary of $250,000. In addition, the employment agreement provided for Vianet to issue four year options to purchase an aggregate of 150,000 shares of common stock at an exercise price equal to the Closing Bid price for the common stock on November 24, 1999, 100,000 of which options vested as of May 1, 2000 and the remaining 50,000 options of which shall vest November 1, 2000. Such options shall also have piggy-back registration rights. Effective as of June 2000, Mr. Arnstein ceased to be the Chief Operating Officer of Vianet. Notwithstanding the foregoing, Mr. Arnstein shall continue to be employed as a consultant to Vianet through July 31, 2001, for which he will receive an aggregate of $225,000. In addition, Mr. Arnstein shall be entitled to retain the 150,000 options granted to him under his employment agreement, which options shall vest according to their original terms. Further, Mr. Arnstein has agreed not to directly or indirectly (i) solicit any employees of Vianet, or (ii) compete with the business of Vianet, during the period of his consultancy.

In April 2000, Vianet entered into three-year consulting agreements with CFM Capital Limited, an entity owned and controlled by Peter Leighton, and Xelix Capital Limited, an entity owned and controlled by Jeremy Posner, effective as of January 1, 2000. The consulting agreements provide for base fees to CFM Capital Limited of $250,000 and base fees to Xelix Capital Limited of $150,000 per year (the "Base Fee"). In addition, consulting agreements provide that Vianet shall pay such additional compensation as shall be determined from time to time by the Board of Directors based upon the attainment of specific criteria as agreed to from time to time. The consulting agreements also provide for reimbursement of reasonable costs and expenses incurred. The consulting agreement are terminable (i) by either party in the event the other party fails to perform in accordance with the provisions of this Agreement, or (ii) by Vianet, at any time, upon thirty (30) days written notice. Upon termination the consultant shall cease all provision of services and no invoice shall be made for services performed after notice of suspension or termination. Upon termination, for any reason except breach of this agreement by consultant, Vianet shall pay to consultant an amount equal to or a change in control of Vianet, in addition to earned but unpaid Consulting Fees payable in accordance with Section 3, Vianet shall pay to Consultant severance in the amount equal to two times the Base Fee. The severance amount shall be payable in quarterly installments with the first payment due not later than thirty (30) days after termination. In April 2001, the consulting agreement with Xelix Capital Limited was amended to provide for base fees to Xelix Capital Limited of $120,000 per year (the "Base Fee"). Except for the foregoing terms, Vianet has not entered into other employment or consulting agreements with any of the Named Executive Officers.

In connection with the Vianet Access acquisition, the Company entered into two-year employment agreements with certain principal shareholders of Vianet Access, which provides for aggregate annual compensation of $675,000. In connection with the disposition of Access in January 2001, the Company assigned its executive employment agreements to Vida Technologies, which agreements provided for aggregate salaries of $375,000 per annum and contained provisions that required payment of six months of salaries in the event of termination. The remaining $300,000 of compensation expires on December 30, 2001.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding ownership of the Company's Common Stock as of April 9, 2001, by (i) each person known by the Company to beneficially own more than five percent (5%) of Vianet's outstanding shares of common stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.

                                                                   Number of Shares             Approximate
                                                                      Beneficially             Percentage of
Name**                                                                  Owned                  Common Stock***
                                                                        -----                  ---------------
---------------------------------------------------------------------------------------------------------------
Seneca Capital International, Ltd.                            *(1)     29,242,856                   47.49%
         527 Madison Ave, 11th Floor
         New York, NY 10022
---------------------------------------------------------------------------------------------------------------
Grenville Financial Ltd                                        (3)      5,392,004                   14.68%
         Trident Chambers, P.O. Box 146
         Road Town, Tortola, B.V.I.
---------------------------------------------------------------------------------------------------------------
Pequot Scout Fund, L.P.                                      * (4)      4,761,906                   12.84%
         500 Nyala Farm Road, Westport, CT 06880
---------------------------------------------------------------------------------------------------------------
Peter Leighton                                                 (5)      4,637,553                   13.19%
---------------------------------------------------------------------------------------------------------------
Union Development Corp.                                       *(6)      4,625,112                   13.05%
         P.O. Box HM1437
         Hamilton HMFX, Bermuda
---------------------------------------------------------------------------------------------------------------
Esquire Trade and Finance, Inc.                               *(7)      3,696,427                   10.26%
         Trident Chambers
         P.O. Box 146
         Road Town, Tortola, B.V.I.
---------------------------------------------------------------------------------------------------------------
Celeste Trust Reg.                                            *(8)      3,696,427                   10.26%
         C/o Trevisa-Treuhand-Anstalt
         Landstrasse 8, Furstentums 9496
         Balzers, Liechtenstein
---------------------------------------------------------------------------------------------------------------
Jeremy T.G. Posner                                             (9)      3,549,606                   10.49%
---------------------------------------------------------------------------------------------------------------
Discovery International Limited                               (10)      3,419,885                   10.12%
         P.O. Box HM2006
         Hamilton HMHX, Bermuda
---------------------------------------------------------------------------------------------------------------
WorldCorp Management Group, Inc.                              (11)      2,382,000                    6.95%
         6245 North Federal Highway, Suite
         400, Fort Lauderdale, Florida 33308
---------------------------------------------------------------------------------------------------------------
Nancy Harvard                                                 (12)      1,772,616                    5.46%
         4500 Hitching Post, Plano, TX 75024
---------------------------------------------------------------------------------------------------------------
Officers and Directors as a Group                              (2)      9,820,895                   26.02%
(4 persons)
---------------------------------------------------------------------------------------------------------------

* This shareholder may not be required to purchase more than 9.9% of the issued and outstanding shares of Vianet pursuant to the terms of their agreements with Vianet.
** Except as noted above, the address for the above identified officers and directors of the Company is c/o Vianet Technologies, Inc., 6509 Windcrest Drive, Suite 160, Plano, Texas 75024.

*** Percentages are based upon the assumption that the stockholder has (i) exercised all of the currently exercisable warrants and options and (ii) converted all the currently convertible notes he or she owns which are currently exercisable or convertible or exercisable or convertible within 60 days and that no other stockholder has exercised any options he or she owns.

     1. Includes 3,686,857 Common stock purchase warrants and 15,142,857 of common stock issuable upon conversion of notes at current market price; and 1,984,571 Common stock purchase warrants and 8,428,571 of common stock issuable upon conversion of notes held by Seneca Capital L.P at current market price.
     2. Includes an aggregate of 4,403,301 shares of Common Stock,5,417,594 shares that may be issued pursuant to warrants and options, which options are currently exercisable. Excludes 400,000 shares, which may be issued pursuant to options, which options are not currently exercisable.
     3. Includes 1,000,000 shares of Common Stock and 4,392,004 Common Stock purchase warrants.
     4. Includes 2,023,810 Common Stock purchase warrants and 2,023,810 of common stock issuable upon conversion of notes at current market price; and 357,143 Common Stock purchase warrants and 357,143 of common stock issuable upon conversion of notes held by Pequot Navigator Offshore Fund, Inc. at current market price.
     5. Includes (i) 1,800,000 shares owned by entities controlled by Peter Leighton and his wife; (ii) 400,000 shares that may be issued pursuant options owned by Mr. Leighton, which options are currently exercisable and (iii) 2,437,553 common stock purchase warrants held by CFM Capital Ltd.
     6. Includes 873,808 shares of Common Stock and 580,356 common stock purchase warrants; 100,000 shares of Common Stock and 150,000 common stock purchase warrants held by Ladbrooke Trading Corp.; 100,000 shares of Common Stock held by Woodcrest Enterprises S.A.; 439,996 Common Stock purchase warrants held by Midas Finance Inc.; and 1,190,476 Common Stock purchase warrants and 1,190,476 of common stock issuable upon conversion of notes at current market price held by Carrington Shipping, S.A.
     7. Includes 1,315,475 Common Stock purchase warrants and 2,380,952 of common stock issuable upon conversion of notes at current market price.
     8. Includes 1,315,475 Common Stock purchase warrants and 2,380,952 of common stock issuable upon conversion of notes at current market price.
     9. Includes (i) an aggregate of 2,046,391 shares of Common Stock owned by entities controlled by Jeremy Posner, (ii) 282,520 shares which may be issued pursuant to warrants and options owned by Mr. Posner, which options are currently exercisable, (iii) 1,918 shares owned by Mr. Posner's wife, as to which he disclaims beneficial ownership, and (iv) 1,218,777 common stock purchase warrants held by Xelix Capital Limited.
    10. Includes 1,954,220 shares of Common Stock and 1,465,665 common stock purchase warrants.
    11.   Includes 422,000 shares and 1,960,000 common stock purchase warrants.
    12.   Includes 1,607,619 shares and 164,997 common stock purchase warrants.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 31, 1998, Peter Leighton of Hamilton, Bermuda (formerly a director and officer of Vianet Delaware) transferred to Vianet Delaware ownership of 83,333 common shares of Take Two Interactive Software Inc. (having an original acquisition cost of $458,332) at their market value as of that date of $469,272. In consideration, Mr. Leighton received a Convertible Demand Promissory Note from Vianet of equal value. The Convertible Demand Promissory Note was convertible into Vianet Shares (after taking into consideration the Vianet/Radar Merger) at a price of $1.00 per share (after taking into consideration the Vianet/Radar Merger) and, effective March 25, 1999, was converted into Vianet Shares.

On December 31, 1998 Jeremy Posner of Haifa, Israel (formerly a director and officer of Vianet Delaware) transferred to Vianet Delaware ownership of a Promissory Note issued by Develcon on December 12, 1997 in the amount of $530,000. In consideration, Mr. Posner received a Convertible Demand Promissory Note from Vianet of equal value. The Convertible Demand Promissory Note was convertible into Vianet Shares (after taking into consideration the Vianet/Radar Merger) at the price of $1.00 per share and, effective March 25, 1999, was converted into Vianet Shares.

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

In July 1999, we entered into a credit facility (the "Facility") with an entity that, at the time, Peter Leighton, our Chief Financial Officer, was a Director and Officer. The Facility was in the amount of $3,000,000, of which approximately $2,146,000 had been drawn down as of December 31, 1999. The Facility bore interest at 10% per annum and monthly fees of $15,000. We issued 300,000 warrants exercisable at price of $2.375 in consideration for the Facility. The Facility was secured by all of our major assets, including the shares of Vianet Labs and Vianet Access, and was repayable on March 31, 2000. In March 2000, we converted the Facility into 1,430,559 shares of common stock at $1.50 per share in exchange for the retirement of the $2,145,839 outstanding under the Facility. This transaction included the issuance of 1,430,559 each of Class A, Class B and Class C warrants at $2.00, $2.50 and $3.00. In 2000, the exercise prices of the Class A, B and C common stock purchase warrants have changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and
$2.2968, respectively.

In March 2000, Vianet's Board of Directors approved a two-year employment agreement with Bruce Arnstein, effective as of November 24, 1999, pursuant to which Mr. Arnstein was retained as Chief Operating Officer of the Company at an annual salary of $250,000. Effective as of June 2000, Mr. Arnstein ceased to be the Chief Operating Officer of Vianet and is currently retained as a consultant. For a complete description of the employment agreement and consulting arrangement see Item 10. - Employment Agreements.

In April 2000, Vianet entered into three-year consulting agreements with CFM Capital Limited, an entity owned and controlled by Peter Leighton, and Xelix Capital Limited, an entity owned and controlled by Jeremy Posner, effective as of January 1, 2000. In April 2001, the consulting agreement with Xelix Capital Limited was amended to provide for base fees to Xelix Capital Limited of $120,000 per year. For a complete description of these agreements see Item 10. - Employment Agreements.

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

In October 2000, the Company issued 52,000 shares of common stock to WCMG, an affiliated entity, in payment for services rendered.

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

         (b) Reports on Form 8-K:

             o On October 10, 2000, the registrant filed a report on Form 8-K regarding Change in Registrant's Certifying Accountant as of October 2, 2000.

             o On January 29, 2001, the registrant filed a report on Form 8-K regarding the Disposition of the intellectual property relating to Vianet Access, Inc. as of January 12, 2001.

             o On March 30, 2001, the registrant filed a report on Form 8-K/A regarding an amendment to Form 8-K filed on January 29, 2001.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Consolidated Financial Statements of
   Vianet Technologies, Inc. and Subsidiaries:
   o Independent Auditors' Report                                           F-2
   o Consolidated Balance Sheet - December 31, 2000                         F-3
   o Consolidated Statements of Operations - Years Ended December 31,
     2000 and 1999                                                          F-4
   o Consolidated Statements of Cash Flows - Years Ended December
     31, 2000 and 1999                                                    F-5-6
   o Consolidated Statements of Shareholders' Equity - Years Ended
     December 31,  2000 and 1999                                         F-7-10
   o Notes to Consolidated Financial Statements                         F-11-31

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Vianet Technologies, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheet of Vianet Technologies, Inc. and subsidiaries as of December 31, 2000, and the related statements of consolidated operations, deficiency in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Vianet Technologies, Inc. and subsidiaries as of and for the year ended December 31, 1999 were audited by Edward Isaacs & Company LLP, independent auditors, the majority of whose partners merged with McGladrey & Pullen, LLP on October 2, 2000. Edward Isaacs & Company LLP's report, dated March 24, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vianet Technologies, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and their current and total liabilities exceed their current and total assets, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ McGladrey & Pullen, LLP

New York, New York
March 2, 2001, except Note 19 as to
which the date is April 12, 2001

                    VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS

Current Assets:
  Cash                                                                     $      7,546
  Accounts receivable, net of allowance                                           4,092
  Receivable from related party                                                  31,668
  Prepaids and other current assets                                              52,021
                                                                           ------------
      Total Current Assets                                                       95,327
                                                                           ------------
Property and Equipment, net                                                     777,566
                                                                           ------------
Security Deposits                                                               235,872
                                                                           ------------
                                                                           $  1,108,765
                                                                           ============

               LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accruals                                            $  4,901,014
  Convertible notes payable                                                     500,000
  Demand notes payable                                                          200,000
  Note payable bank                                                           1,000,000
  Loans payable - related parties                                                 4,782
  Net liabilities of discontinued operations held for sale                      667,287
                                                                           ------------
        Total Current Liabilities                                             7,273,083
                                                                           ------------
Convertible Notes Payable (noncurrent)                                        1,125,000
                                                                           ------------

Deficiency in Shareholders' Equity:
  Common shares, $0.001 par value; 100,000,000 shares authorized;
    24,476,143 shares issued and 24,386,206 shares outstanding                   24,476
  Treasury stock                                                               (200,000)
  Subscription receivable                                                          (500)
  Additional paid-in capital                                                 31,447,655
  Warrants issued                                                            10,717,050
  Accumulated deficit                                                       (49,277,999)
                                                                           ------------
      Total Deficiency in Shareholders' Equity                               (7,289,318)
                                                                           ------------
                                                                           $  1,108,765
                                                                           ============

      See Auditors' report and the accompanying notes to these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended             Year Ended
                                                                 December 31, 2000      December 31, 1999
                                                                 -----------------      -----------------
Revenue:
    Sales and services                                               $    485,569           $     55,752
    Interest and other income                                             149,933                110,390
                                                                     ------------           ------------

                                                                          635,502                166,142
                                                                     ------------           ------------
Costs and Expenses:
    Cost of goods and services sold                                       185,956                 21,604
    Selling, general and administrative                                 8,913,294              5,208,109
    Research and development                                            4,793,360                412,404
    In-process research and development                                        --              7,262,683
    Provision for impairment of long-lived assets                       3,892,685                     --
    Depreciation and amortization                                       2,124,204                454,421
    Interest                                                              523,633                269,897
                                                                     ------------           ------------

                                                                       20,433,132             13,629,118
                                                                     ------------           ------------

Loss From Continuing Operations                                       (19,797,630)           (13,462,976)
                                                                     ------------           ------------

Discontinued Operations
    Operating loss                                                     (3,699,313)            (3,631,805)
    Loss on disposal                                                   (3,637,267)            (4,557,151)
                                                                     ------------           ------------
Loss From Discontinued Operations                                      (7,336,580)            (8,188,956)
                                                                     ------------           ------------

    Net Loss                                                         $(27,134,210)          $(21,651,932)
                                                                     ============           ============

Loss per share - basic and diluted
    Continuing operations                                            $      (0.92)          $      (2.56)
    Discontinued operations                                                 (0.34)                 (1.56)
                                                                     ------------           ------------

    Net Loss                                                         $      (1.26)          $      (4.12)
                                                                     ============           ============

Weighted average number of shares outstanding                          21,558,152              5,260,193
                                                                     ============           ============

      See Auditors' report and the accompanying notes to these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                                     Year Ended         Year Ended
                                                                  December 31, 2000  December 31, 1999
                                                                  -----------------  -----------------
Operating Activities:
    Net loss                                                        $(27,134,210)       $(21,651,932)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Loss from discontinued operations                              3,699,313           3,631,805
        Loss on sale of Access                                         1,250,880                  --
        Loss on sale of Develcon Electronics Ltd                              --           4,557,151
        Provision for impairment of long-lived assets                  3,892,685                  --
        Purchased in-process research and development                         --           7,262,683
        Depreciation and amortization                                  2,124,204             454,521
        Imputed interest                                                 (36,558)                 --
        Unearned fees                                                    745,830                  --
        Provision for loss on receivables                              1,461,034                  --
        Gain on sale of marketable securities                                 --             (70,687)
        Issuance of common stock and warrants for services               417,487           2,892,862
        Increase (decrease) in cash attributable to changes in
           operating assets and liabilities:
             Prepaids and other current assets                            23,891              (3,187)
             Accounts receivable                                           8,672             (43,827)
             Assets of discontinued operations available for sale     (2,580,059)           (491,970)
             Accounts payable and accruals, and other                  4,036,512             778,759
                                                                    ------------        ------------
    Net Cash Used In Operating Activities                            (12,090,319)         (2,683,822)
                                                                    ------------        ------------
Investing Activities:
    Loans to Related Parties                                             (89,253)                 --
    Purchase of Vianet Labs, net of cash acquired                             --            (745,102)
    Proceeds from sale of marketable securities                               --             739,955
    Proceeds from note receivable from Develcon Electronics, Ltd.         25,000                  --
    Capital expenditures                                              (1,108,288)            (39,015)
    Security deposits                                                    (29,372)             (6,500)
                                                                    ------------        ------------
    Net Cash Used In Investing Activities                             (1,201,913)            (50,662)
                                                                    ------------        ------------
Financing Activities:
    Issuance of common stock                                          13,095,506           2,129,703
    Loans from related parties                                           (33,030)          1,977,646
    Repayment of convertible notes payable                                    --            (200,000)
    Principal payments of long term debt                                 (27,799)             (8,591)
    Proceeds from convertible notes payable                                   --             530,000
    Proceeds from demand notes payable                                   150,000                  --
    Proceeds from subscriptions receivable                                    --             990,000
                                                                    ------------        ------------
    Net Cash Provided By Financing Activities                         13,184,677           5,418,758
                                                                    ------------        ------------
    Net Cash Used In Discontinued Operations                                  --          (2,583,029)
                                                                    ------------        ------------
    Net (Decrease) Increase In Cash And Cash Equivalents                (107,555)            101,245

Cash and Cash Equivalents, beginning                                     115,101              13,856
                                                                    ------------        ------------
    Cash and Cash Equivalents, end                                  $      7,546        $    115,101
                                                                    ============        ============
Supplemental Disclosures of Cash Flow Information
    Cash paid for interest                                          $    105,227        $    227,578
                                                                    ============        ============

      See Auditors' report and the accompanying notes to these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                                    Year Ended           Year Ended
Noncash Transactions:                                                           December 31, 2000    December 31, 1999
                                                                                -----------------    -----------------
Conversion of notes payable into common stock                                       $2,146,575         $ 2,739,272
                                                                                    ==========         ===========
Conversion of Series A Convertible Preferred Stock
  into common stock                                                                 $       --         $ 1,000,000
                                                                                    ==========         ===========
Issuance of common stock and warrants in  return
  for loan receivable from Develcon Electronics, Ltd.                               $  750,000         $        --
                                                                                    ==========         ===========
Issuance of common stock and warrants                                               $1,488,125         $   254,080
                                                                                    ==========         ===========
Issuance of common stock for services                                               $   94,937         $        --
                                                                                    ==========         ===========
Issuance of warrants for unearned fees                                              $       --         $   745,830
                                                                                    ==========         ===========
Issuance of warrants to placement agents                                            $5,569,408         $        --
                                                                                    ==========         ===========
Acquisition of Vianet Labs, Inc.:
  Fair value of assets acquired, net of cash                                        $       --         $10,145,650
  Liabilities assumed                                                                       --          (3,335,476)
  Common stock                                                                              --          (6,065,072)
                                                                                    ----------         -----------
Cash paid for acquisition                                                           $       --         $   745,102
                                                                                    ==========         ===========
Acquisition of Vianet Access, Inc. (discontinued operations):
  Fair value of assets acquired                                                     $       --         $ 4,505,207
  Liabilities assumed                                                                       --            (834,790)
  Common stock and options                                                                  --          (3,178,447)
                                                                                    ----------         -----------
Cash paid and aquired in acquisition of dicontinued operation                       $       --         $   491,970
                                                                                    ==========         ===========
Acquisition and disposition of Develcon Electronics, Ltd.:
  Investment and advances                                                           $       --         $ 7,141,124
  Common stock, warrants and options issued                                                 --          (4,558,095)
                                                                                    ----------         -----------
Cash used in discontinued operations                                                $       --         $ 2,583,029
                                                                                    ==========         ===========
Treasury stock in connection with settlement of receivable                          $  200,000         $        --
                                                                                    ==========         ===========
Issuance of Common stock for debt (Develcon creditors)                              $       --         $   921,878
                                                                                    ==========         ===========
Issuance of  warrants for technology license acquired
  from Develcon                                                                     $       --         $   536,547
                                                                                    ==========         ===========

      See Auditors' report and the accompanying notes to these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDING DECEMBER 31, 1999
                                   Page 1 of 2

                                                     Convertible
                                                   Preferred Stock            Common Stock            Additional
                                                  ---------------------   ------------------------     Paid-In
                                                  Shares      Amount        Shares        Amount       Capital
                                                 ---------  -----------   ----------    ----------   -----------
Balances at December 31, 1998                     250,000   $ 1,000,000    1,400,000    $    1,400   $     2,100

Issuance of common stock in
   connection with Radar merger                         -             -    1,000,000         1,000             -

Conversion of preferred stock                    (250,000)   (1,000,000)   1,000,000         1,000       999,000

Issuance of common stock and warrants
   for services                                         -             -      216,166           216       498,263

Issuance of common stock in
   connection with Develcon acquisition                 -             -    2,585,488         2,586     3,453,186

Issuance of common stock in
   connection with restructuring of debt                -             -      120,000           120       352,755

Exercise of stock options                               -             -        1,626             2         5,201

Issuance of common stock and warrants in
   connection with Develcon disposition                 -             -      183,332           183       312,317

Conversion of notes payable                             -             -    2,739,272         2,739     2,736,533

Convertible debt issued with warrants                   -             -            -             -             -

Issuance of common stock  and options in
   connection with Vianet Labs, Inc. acquisition        -             -    1,535,454         1,535     6,063,537

Issuance of common stock in connection
   with Vianet Access, Inc. acquisition                 -             -    2,500,000         2,500     3,175,947

Issuance of common stock and warrants                   -
   private placements                                   -             -    1,396,971         1,397     1,676,750

Net loss                                                -             -            -             -             -

                                                 --------   -----------   ----------    ----------   -----------
Balances at December 31, 1999                           -   $         -   14,678,309    $   14,678   $19,275,589
                                                 ========   ===========   ==========    ==========   ===========

      See Auditors' report and the accompanying notes to these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDING DECEMBER 31, 1999
                                   Page 2 of 2

                                                                                                  Total
                                                     Unearned   Subscription    Accumulated   Shareholders'
                                                       Fees      Receivable        Deficit        Equity
                                                     ---------  ------------   ------------    ------------
Balances at December 31, 1998                        $      --    $(990,500)   $   (491,857)   $   (478,857)

Issuance of common stock in
   connection with Radar merger                             --           --              --           1,000

Conversion of preferred stock                               --      990,000              --         990,000

Issuance of common stock and warrants
   for services                                       (745,830)          --              --       3,085,135

Issuance of common stock in
   connection with Develcon acquisition                     --           --              --       3,455,772

Issuance of common stock in
   connection with restructuring of debt                    --           --              --         352,875

Exercise of stock options                                   --           --              --           5,203

Issuance of common stock and warrants in
   connection with Develcon disposition                     --           --              --       1,280,792

Conversion of notes payable                                 --           --              --       2,739,272

Convertible debt issued with warrants                       --           --              --         254,080

Issuance of common stock  and options in
   connection with Vianet Labs, Inc. acquisition            --           --              --       6,065,072

Issuance of common stock in connection
   with Vianet Access, Inc. acquisition                     --           --              --       3,178,447

Issuance of common stock and warrants -
   private placements                                       --           --              --       2,124,500

Net loss                                                    --                           --     (21,651,932)
                                                     ---------    ---------    ------------    ------------
Balances at December 31, 1999                        $(745,830)   $    (500)   $(22,143,789)   $  1,401,359
                                                     =========    =========    ============    ============

      See Auditors' report and the accompanying notes to these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDING DECEMBER 31, 2000
                                   Page 1 of 2

                                                Common Stock         Additional
                                            ---------------------      Paid-In     Treasury        Warrants
                                               Shares       Amount     Capital      Stock           Issued
                                             ----------    -------    -----------    ---------    -----------
Balances at December 31, 1999                14,678,309    $14,678    $19,275,589    $      --    $ 5,001,211

Unearned fees earned during 2000                     --         --             --           --             --

Issuance of common stock and warrants
   for services                                 550,167        550      1,449,890           --        146,431

Issuance of common stock and warrants -
   private placements                         7,317,657      7,319      7,448,029           --      5,569,408

Issuance of common stock in
   connection with restructuring of debt      1,680,559      1,680      2,947,804     (200,000)            --

Issuance of options                                  --         --        104,741           --             --

Exercise of stock options                        66,651         66         17,785           --             --

Adjustment of shares of common stock
   previously issued in connection
   with Develcon Disposition                    (22,000)       (22)            22           --             --

Issuance of common stock in lieu
    of interest payments                          4,000          4          3,996           --             --

Issuance of common stock in connection
   with Vianet Access, Inc. acquisition             800          1             (1)          --             --

Issuance of common stock in connection
   with office lease                            200,000        200        199,800           --             --

Net loss                                             --         --             --           --             --
                                           ------------    -------    -----------    ---------    -----------
alances at December 31, 2000                24,476,143    $24,476    $31,447,655    $(200,000)   $10,717,050
                                           ============    =======    ===========    =========    ===========

      See Auditors' report and the accompanying notes to these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDING DECEMBER 31, 2000
                                   Page 2 of 2

                                                                                          Total
                                            Unearned   Subscription    Accumulated     Shareholders'
                                              Fees      Receivable       Deficit          Equity
                                            --------   ------------   -------------    -------------
Balances at December 31, 1999              $(745,830)   $ (500)       $(22,143,789)     $ 1,401,359

Unearned fees earned during 2000             745,830        --                  --          745,830

Issuance of common stock and warrants
   for services                                   --        --                  --        1,596,871

Issuance of common stock and warrants -
   private placements                             --        --                  --       13,024,756

Issuance of common stock in
   connection with restructuring of debt          --        --                  --        2,749,484

Issuance of options                               --        --                  --          104,741

Exercise of stock options                         --        --                  --           17,851

Adjustment of shares of common stock
   previously issued in connection
   with Develcon Disposition                      --        --                  --            4,000

Issuance of common stock in connection
   with Vianet Access, Inc. acquisition           --        --                  --               --

Issuance of common stock in connection
   with office lease                              --        --                  --          200,000

Net loss                                          --        --         (27,134,210)      27,134,210)
                                           ---------    ------        ------------      -----------
Balances at December 31, 2000              $      --    $ (500)       $(49,277,999)     $(7,289,318)
                                           =========    =======       ============      ===========

      See Auditors' report and the accompanying notes to these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

     Merger with Radar Resources, Inc.:

     In March 1999, Old Vianet, entered into a Merger Agreement with Radar Resources, Inc., a Nevada Corporation ("Radar"), under the terms of which Radar and Old Vianet merged through an exchange of shares (the "Merger"). Radar was a public company subject to reporting obligations under Section 15(d) of the Securities Exchange Act of 1933, as amended, and had not previously been engaged in any business activity or had any assets or liabilities. Radar's authorized capital is 100,000,000 shares of par value $0.001 per share, of which 1,000,000 shares were issued and outstanding at the date of the merger. Subject to the terms and conditions of the Merger Agreement, Radar issued to the shareholders of Old Vianet, four shares of fully paid and non-assessable shares of the Company's common stock, $.001 par value ("Common Stock") per share in exchange for each share of Old Vianet's outstanding common stock. The existing common shareholders of Old Vianet received 1,400,000 shares of common stock of the Merged Company in exchange for the 350,000 shares then outstanding. All shares of Old Vianet's Series A Convertible Preferred Stock issued and outstanding immediately prior to the Merger were deemed to have been converted into an aggregate of 250,000 shares of Old Vianet's common stock and the Series A Convertible Preferred shareholders received 1,000,000 shares of Common Stock of the Company. Further, holders of Old Vianet convertible notes payable received 2,739,272 shares of common stock. For accounting purposes, Old Vianet was considered to be the acquirer in a reverse acquisition accounted for as a purchase. All share amounts have been retroactively restated to reflect the reverse acquisition. Upon completion of the merger, Radar changed its name to Vianet Technologies, Inc. References hereinafter to "Vianet" or "the Company," refer to Vianet Technologies, Inc., a Nevada corporation, together with its subsidiaries.

     In June 2000, the Company reincorporated under the laws of the State of Delaware.

2.   Significant Accounting Policies

     Basis of Consolidation:

     The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly-owned subsidiaries, Vianet Labs, Inc. (Labs), Vianet Access, Inc. (Access) and Develcon and its subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. On December 31, 1999, Vianet sold Develcon (see Note 3), accordingly, the 1999 consolidated financial statements have been restated to reflect Develcon as a discontinued operation. On January 12, 2001, Vianet disposed of the intellectual property relating to Access. For accounting purposes the effective date of this disposal is December 31, 2000 (see Note 5). Accordingly, the consolidated financial statements have been restated to reflect Access as a discontinued operation.

     Cash and Cash Equivalents:

     Cash and cash equivalents include cash held in banks and time deposits having original maturities of three months or less.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

2.   Significant Accounting Policies (Continued)

     Reclassification:

     Certain reclassifications, in addition to the restatement for discontinued operations, have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

     Foreign Currency:

     Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations. For the twelve-month period ended December 31, 1999, the Company recorded $73,200 in realized foreign exchange transaction losses.

     Joint Venture:

     The Company accounts for its investment in a joint venture under the equity method of accounting.

     Long-lived assets:

     Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amounts.

     Property and Equipment:

     Property and equipment are stated at cost and depreciated over their estimated useful lives, which range from two to seven years. In 2000, the Company evaluated the impairment of property and equipment and as a result recorded a $257,123 reduction in its' carrying value, which is included in the provision for impairment of long-lived assets in the consolidated statement of operations.

     Technology Licenses:

     Technology licenses consist of purchased technology and are being amortized on a straight-line basis over their estimated useful lives of five years. In 2000, the Company evaluated the impairment of technology licenses and as a result recorded a $707,060 reduction in their carrying value, which is included in the provision for impairment of long-lived assets in the consolidated statement of operations.

     Goodwill:

     The excess of the cost over the fair value of net assets acquired in the purchases of businesses is recorded as goodwill and is amortized on a straight-line basis over their estimated useful lives of three to six years. In 2000, the Company evaluated the impairment of intangible assets from the acquisition of Labs and as a result recorded a $2,928,166 reduction in the carrying value, which is included in the provision for impairment of long-lived assets in the consolidated statement of operations.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

2.   Significant Accounting Policies (Continued)

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Significant Estimates - Fair Value of Common Stock and Warrants:

     Management has determined the fair value of the Company's common stock and warrants issued in connection with the acquisitions of Labs and Access, the acquisition and disposition of Develcon, and the consideration for certain services performed based upon good faith estimates which consider the quoted market value of the Company's common stock, the restrictions on the securities and the dilution and impact on the market, if all such stock and warrants were registered and fully tradable.

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

     Comprehensive Income:

     The Company reports and presents comprehensive income and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

     Fair Value of Financial Instruments:

     Statement of Financial Accounting Standards ("SFAS") No.107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of underlying financial instruments. The Company believes it is not practical to estimate a fair value of the noncurrent convertible notes payable at December 31, 2000 different from its carrying value as the fair value is not readily determinable.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

     Research and Development:

     Software development costs, which are required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," are being amortized on a straight-line basis over three years, the estimated useful life of the software products. In 2000, the Company evaluated the impairment of capitalized software development costs due to the uncertainty of future revenues generated from the sale of these products and as a result recorded a $258,799 reduction in their carrying value, which is included in research and development in the consolidated statement of operations.

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

     Going Concern:

     The Company has incurred recurring losses from operations, and as of December 31, 2000 the Company's current liabilities exceeded current assets by $7,177,756 and total liabilities exceed total assets by $7,289,318.The Company is in technical default of certain covenants contained in its agreement with certain promissory note holders. The note holders of the promissory note(s) may, at their option, give notice to the Company that amounts are immediately due and payable. Also, the Company does not have cash necessary to fund current operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented a cost reduction plan and reduction in product offerings and is also attempting to raise additional capital. The accompanying Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


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

     Disposition:

     On December 31, 1999, the Company completed the sale of Develcon to an entity controlled by the President of Develcon, Thorpe Bay Corporation (Thorpe Bay). Under the terms of the agreement Thorpe Bay acquired all the issued and outstanding shares of Develcon for $2,500,000. The $2,500,000 is payable by Develcon at the end of five years without interest (recorded at present value with interest imputed at 9% of $1,624,828 at December 31,
     1999). The Company recorded an allowance of $2,386,387 at December 31, 2000 and $1,000,000 at December 31, 1999. The Company is contingently liable for bank debt of Develcon of CDN$1,500,000 (approximately US$1,000,000). The consolidated statements of operations and cash flows for the years ended December 31, 2000 and 1999 reflect Develcon as a discontinued operation.

     In January 2001 the Company arranged to settle the contingent Bank Debt by issuing 500,000 restricted common shares to Royal Bank Capital Corp.
     (the "Bank") in January 2001 and is obligated to issue as many as 500,000 additional shares of common stock in December 2001 in the event that the Company's shares trade below $3 in the period prior to December 2001. In return, the Bank assigned its entire interest in Develcon's indebtedness to the Bank to the Company.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



4.   Acquisition of Infinop Holdings, Inc.

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
                                                                    -----------

                                                                    $ 7,972,000
                                                                    ===========

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


4.   Acquisition of Infinop Holdings, Inc. (Continued)

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

5.   Acquisition and disposition of PSI Communications, Inc.:

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

     The total purchase price of Access and its allocation among the tangible and intangible assets and liabilities acquired (including in-process research and development) is summarized as follows:

     Total purchase price:

     Value of stock issued to shareholders of PSI                   $ 3,178,000
     Value of stock issued for services                                 276,000
     Transactions costs                                                  63,000
     Advances to PSI                                                    492,000
                                                                    ------------

                                                                    $ 4,009,000
                                                                    ===========
      Purchase price allocation:

     Tangible assets                                                $   131,000
     Intangible assets - Goodwill                                     2,069,000
     In-process research and development                              2,306,000
     Tangible liabilities                                              (497,000)
                                                                    ------------

                                                                    $ 4,009,000
                                                                    ===========

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


5.   Acquisition and disposition of PSI Communications, Inc. (Continued)

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

     In January 2001, Vianet entered into a Purchase Agreement (the "Agreement") with Vida Technologies, Inc. ("Vida Technologies") under the terms of which Vianet agreed to convey (i) all of it's ownership and exclusive rights to all intellectual property related to Access, and (ii) the fiber optic product lines of Vianet and Access, to Vida Technologies. Vida Technologies is a Texas corporation controlled by former employees of Access. The Agreement also provides that Access shall assign its existing agreements with iTouch Communications, Inc. and Huawei Technologies, Ltd. to Vida Technologies, that the Company shall provide Vida Technologies with use of its facilities for a period of 90 days, and that Vida Technologies shall have the option to purchase all assets of Access from Vianet for a period of six months at a price to be mutually agreed upon by both parties. In addition, Vianet has agreed to lift the restrictions on the stock certificates issued pursuant to the Agreement and Plan of Merger by and among Vianet Technologies, Inc., Vianet Access, Inc., PSI Communications, Inc., et. al. dated December 30, 1999. Finally, under the terms of the Agreement, Access shall assign its executive employment agreements to Vida Technologies, which agreements provided for aggregate salaries of $375,000 per annum and contained provisions that required payment of six months of salaries in the event of termination. As a result of the foregoing transaction, Vianet recorded a loss on disposal of $1,250,880 in 2000.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




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

     The intangible assets relating to SPS technology were reviewed during 2000, in light of the Company's implementation of a cost reduction plan and reduction in product offerings. This review indicated that the Company's intangible assets were impaired, based on the projected cash flows from SPS technology over the next five years. The cash flow projections take into account the net sales and expenses expected from SPS technology. Consequently, the company recorded a $247,500 reduction in its carrying value which is included in the provision for impairment of long-lived assets in the 2000 consolidated statement of operations.

7.   Property and Equipment

     Property and equipment at December 31, 2000 consists of:



     Furniture and equipment                          $1,106,404
     Leasehold improvements                              245,953
                                                      ----------
                                                       1,352,357

     Less: Accumulated depreciation                      574,791
                                                      ----------
                                                      $  777,566
                                                      ==========

8.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities at December 31, 2000 consists of:



     Accounts payable                                $ 3,498,380
     Accrued compensation and related costs              889,272
     Liability for unissued shares                        50,000
     Other accruals                                      463,362
                                                     -----------

                                                     $ 4,901,014
                                                     ===========

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


9.   Joint Venture:

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

     The following is a Summary of financial position and results of operations of the Venture for the year ended December 31, 2000:

                                                     U.S. Dollars
                                                     ------------
                         Current assets               $   23,708
                         Intangible assets               918,828
                         Fixed assets                     91,691
                         Other Assets                    484,083
                                                      ----------
                         Total Assets                  1,518,310
                                                      ==========

                         Liabilities                  $  555,543
                         Shareholders' Equity            962,767
                                                      ----------
                         Total Liabilities and
                           Shareholders' Equity       $1,518,310
                                                      ==========

                         Gross profit                 $      388
                         Expenses                        386,057
                                                      ----------
                         Net Loss                     $  385,669
                                                      ==========

10.  Demand Notes Payable

     Demand notes payable at December 31, 2000 consists of two notes for $25,000 each with interest at 8%.

     In addition, in November 2000, the Company borrowed $150,000 from two lenders.

11.  Convertible Notes Payable

     At December 31, 2000, convertible note payable consists of an 11% note payable, with a principal balance of $500,000. The note is convertible at the holder's option, at the rate of one share of the Company's common stock for every $3.75 of principal outstanding. Included in accounts payable and accrued expenses are $55,000 of interest accrued through December 31, 2000. The note is currently in default and is thus classified as a current liability.

     Separately, in 1999, the Company issued the noteholder a two-year option to purchase 50,000 shares of common stock at $5 per share.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


12.  Convertible Notes Payable (Noncurrent)

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

     In December 1999, pursuant to a private placement offering for the sale of units with Aegis Capital Corp. (Aegis), as placement agent, the Company sold an aggregate of 1,274,972 shares of common stock and 3,824,916 common stock purchase warrants resulting from the sale of an aggregate of 19.125 units to accredited investors for net proceeds to Vianet of approximately $1,575,000. Each unit, with an offering price of $100,000 per unit, consisted of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which are exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. A portion of Aegis' commission of $33,000 relating to this closing was reinvested into 0.33 units (21,999 shares of common stock and 65,997 common stock purchase warrants). Pursuant to the terms of the offering, the exercise prices of the Class A, B and C common stock purchase warrants have changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and $2.2968, respectively.

     During 1999, the Company issued 206,166 shares of common stock, with a fair value of $459,730, in exchange for services rendered. Subsequent to December 31, 1999, the Company issued 270,000 shares of common stock to WorldCorp Capital Management Group, Inc. (WCMG), an affiliated entity, in payment for services rendered in connection with the acquisition of Labs and Access (see Notes 4 and 5).

     During 1999, in addition to the warrants issued in connection with the Company's various financing transactions, the Company issued warrants to purchase 3,067,350 shares of common stock at $0.01 to $12.00 per share, exercisable through 2004. The warrants, which were issued for services, include warrants to purchase 1,960,000 shares issued to WCMG.

     In January 2000, Vianet completed additional closings of the private placement offering with Aegis Capital Corp. (Aegis) as placement agent, in which 983,314 shares of common stock and 2,949,942 common stock purchase warrants were sold resulting from the sale of an aggregate of approximately
     14.75 units to accredited investors for net proceeds to Vianet of approximately $1,333,000. Each unit consisted of an

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


13.  Common Stock and Warrants (continued)

     aggregate of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which were exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. A portion of Aegis' commission of $33,000 relating to these closings was reinvested into 0.33 units (21,997 shares of common stock and 65,991 common stock purchase warrants). In addition, Aegis received warrants to purchase an aggregate of approximately 3.45 units (or an aggregate of 230,215 shares of common stock and 230,215 class A, B and C warrants, respectively), which are exercisable at a price of $100,000 per unit. Pursuant to the terms of the offering, the exercise prices of the Class A, B and C common stock purchase warrants have changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and $2.2968, respectively.

     In January 2000, the Company issued 50,000 warrants to purchase common stock for services. The warrants have a two-year term and each warrant is exercisable at $5.00. In addition, the Company issued 20,000 common shares in exchange for legal services.

     In February 2000, pursuant to a private placement offering the Company sold 1,163,121 shares of common stock and 3,489,363 common stock purchase warrants. The private placement offering, which was completed with Donald & Co. (Donald) as placement agent, resulted in the sale of an aggregate of approximately 17.448 units to accredited investors for net proceeds to Vianet of approximately $1,410,000. Each unit consisted of an aggregate of 66,666 shares of common stock and 66,666 Class A, 66,666 Class B and 66,666 Class C common stock purchase warrants, which were exercisable for five years at $2.00, $2.50 and $3.00 per share, respectively. Donald received warrants to purchase an aggregate of approximately 1.25 units (or an aggregate of 83,649 shares of common stock and 83,649 class A, B and C warrants, respectively), which warrants are exercisable at a price of $100,000 per unit. In addition, Aegis participated in this closing and a portion of their commissions of $53,900 was reinvested into 0.539 units (or 35,933 shares of common stock and 107,799 common stock purchase warrants). Pursuant to the terms of the offering, the exercise prices of the Class A, B and C common stock purchase warrants have changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and $2.2968, respectively.

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

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


13.  Common Stock and Warrants (continued)

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

     Additionally, in October 2000, the Company issued 120,167 shares of common stock to vendors in exchange for services.

     In November 2000, the Company issued 22,155 shares of common stock pursuant to warrants exercised during the period.

     In December 2000, the Company completed a partial tender offer for our class A, B and C warrants, pursuant to which the Company agreed to (i) reduce the exercise price of 100% of the class A common stock purchase warrants from $1.53 to $0.01, and (ii) reduce the exercise price of 50% of the class B common stock purchase warrants from $1.91 to $0.01, in consideration of the holders of such securities agreeing to (i) exercise 100% of the reduced price class A and B common stock purchase warrants, and
     (ii) cancel the remaining class B and C common stock purchase warrants which they currently hold or one entitled to receive. F-23

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


13.  Common Stock and Warrants (continued)

     In addition, the terms of the Tender Offer provide that 50% of the shares of common stock to be issued upon the exercise of the reduced price class A and B common stock purchase warrants shall be freely tradable at such time as a registration covering the sale of the common stock underlying the class A and B warrants is declared effective by the Securities and Exchange Commission and the 50% balance of such shares of common stock shall be subject to a lock-up expiring on the earlier of (i) one hundred twenty
     (120) days after the date of issuance of such shares, or (ii) sixty (60) days after the effectiveness of any registration statement covering the resale of any shares sold in a private placement offering conducted by the Issuer.

     The completion of the Tender Offer, which shall occur upon the approval by the Securities and Exchange Commission of a registration statement shall result in the Company receiving an aggregate of approximately $64,650 from the exercise of our class A and B warrants.

14.  Related Party Transactions

     Convertible Notes Payable (Current):

     In 1999, convertible notes payable of $2,909,272 to entities controlled by two officers and directors of the Company were converted into 2,739,272 shares of common stock at a ratio of one share for every $1 of principal amount. During the year ended December 31, 1999, additional convertible notes of $30,000 were issued and the Company repaid $200,000.

     Credit Facility:

     In 1999, the Company entered into a $3,000,000 secured credit facility (the "Facility") with an entity that during 1999 was controlled by the President and Chief Executive Officer. In March 2000, the Facility was converted into 1,430,560 shares of common stock and 4,291,680 warrants to purchase common stock.

     Fees and Expenses:

     The Company paid consulting and management fees of approximately $126,200 in 2000 and 53,000 in 1999 to affiliated entities.

     Effective July 1, 1999, the Company's Chief Financial Officer and another executive are compensated through a management agreement with affiliated entities. Management fees of $374,000 were paid in 2000 and 185,000 were paid in 1999. As of December 31, 2000, the Company incurred liabilities of $93,492 to these entities, which is included in accounts payable and accruals on the consolidated balance sheet. In November 2000, the Company entered into an agreement to settle a $200,000 obligation of a former employee to Vianet in exchange for 89,937 shares of the Company's common stock. As such, the Company recorded Treasury stock in the amount of $200,000 on the December 31, 2000 consolidated balance sheet.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


15.  Income Taxes

     The difference between the statutory Federal income tax rate and the Company's effective tax rate for the periods ended December 31, 2000 and 1999 are as follows:


                                                       2000             1999
                                                       ----             ----
     Income tax benefit computed at statutory
       federal rate                                $ 9,226,000      $ 7,362,000
     State income taxes, net of federal impact       1,628,000        1,299,000
     Non-deductible expenses                        (4,107,000)      (3,065,000)
     Valuation allowance                            (6,747,000)      (5,596,000)
                                                   -----------      ------------

                                                   $         -      $          -
                                                   ===========      ============

     For Federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $28,468,000 expiring through year 2020. The availability of the net operating loss carryforwards to offset income in the future years, if any, may be limited by the Internal Revenue Code
     Section 382 as a result of certain ownership changes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 are as follows:


     Deferred tax assets:                                              2000
                                                                       ----

        Net operating loss carryforward                            $ 11,388,000
        Valuation allowance - receivable from Develcon                  955,000
                                                                   -------------
                                                                     12,343,000

        Less: Valuation allowance                                   (12,343,000)
                                                                   -------------

     Deferred tax asset                                            $           -
                                                                   =============

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

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


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

         The following table summarizes stock option activity for the year ended December 31, 2000 and 1999:

                                                                      Number of                     Weighted
                                                                    Shares Subject              Average Exercise
                        Stock Option Activity                         to Options                Price Per Share*
                        ---------------------                  -------------------------    --------------------------
         Outstanding, December 31, 1998                                  440,000                    $  0.44
         Granted                                                         820,000                       3.97
         Assumed from Develcon plans                                      61,951                      10.30
         Assumed from Infinop plan                                       598,467                       0.39
         Cancelled                                                      (410,325)                      8.58
         Exercised                                                        (1,626)                      3.20
                                                                      ----------

         Outstanding, December 31, 1999                                1,508,467                       0.53
                                                                      ==========

         Granted                                                       1,063,500                       0.44
         Exercised                                                       (66,651)                      0.27
                                                                      ----------

         Outstanding, December 31, 2000                                2,505,316                       0.50
                                                                      ==========

      * On September 14, 2000 and December 8, 2000 the Board of Directors elected to adjust the exercise prices of outstanding options. These adjustments are reflected in the Weighted Average Exercise Price Per Share.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

16.      Stock Incentive Plan (Continued)

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                ---------------------------------------------------------------------------------------
                                                    Options Outstanding                    Options Exercisable
          -------------------------------------------------------------------------------------------------------------
                                                                           Weighted                           Weighted
                                                     Weighted Average      Average                            Average
                                                       Contractual         Exercise                           Exercise
           Exercise Price       Number of             Remaining Life      price per        Number of         price per
             per share           Shares                  (Years)            Share           Shares             Share
          -------------------------------------------------------------------------------------------------------------
               $ 0.23             338,930                 5.0              $ 0.23          338,930            $ 0.23
               $ 0.44           1,823,500                 8.9              $ 0.44          806,380            $ 0.44
               $ 0.46             183,015                 6.8              $ 0.46          179,710            $ 0.46
               $ 1.50             150,000                 8.9              $ 1.50          150,000            $ 1.50
               $ 5.47               9,871                 8.6              $ 5.47            7,615            $ 5.47
                                ---------                                                ---------

                                2,505,316                 8.2              $ 0.50        1,482,635            $ 0.31
                                =========                                                =========

                                      F-27

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

16.      Stock Incentive Plan (Continued)

         The following table reflects pro forma net loss and loss per share had compensation cost been determined based on the fair value at the grant date for awards granted in the year ended December 31, 2000 and 1999 consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":


                                           2000                        1999
                                      -------------               -------------
         Net loss:
                  As reported         $(27,134,210)               $(21,651,932)
                  Pro forma           $(27,915,011)               $(21,965,262)

         Basic loss per share:
                  As reported              $ (1.26)                    $ (4.12)
                  Pro forma                $ (1.29)                    $ (4.18)


         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

         The estimated fair value of each option granted included in the pro forma results is calculated using the minimum value calculation for the options issued prior to the Company becoming publicly traded, and the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants subsequent to the Company becoming publicly traded: For both 2000 and 1999, no common stock dividends paid; expected volatility of 75% and risk-free interest rates of 5.0% to 6.14%. Expected lives of 8.8 years for 2000 and 7.9 years for 1999. The weighted average fair values of options at their grant date during 2000 and 1999 were $2.05 and $2.06, respectively.

17.      Commitments and Contingencies

         Employment / Consulting Agreements:

         In connection with the Infinop and PSI acquisitions, the Company entered into two-year employment agreements with the principal shareholders and key employees, which provide for aggregate annual compensation of $1,380,000. As of December 31, 2000, Vianet is obligated for employment agreements, which provide for aggregate annual compensation of $300,000, The reduction in compensation obligations was due to settlements with former employees as well as assignments to Vida Technologies in connection with the Access Disposition (Note 5).

         Effective January 1, 2000, Vianet entered into three-year consulting agreements with CFM Capital Limited, an entity owned and controlled by Vianet's Chief Financial Officer, and Xelix Capital Limited, an entity owned and controlled by Vianet's Chairman.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

17.      Commitments and Contingencies (continued)

         Employment / Consulting Agreements (continued):

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

         Leases:

         In April 2000, the Company entered into a lease agreement for office space in Plano, Texas. The term of the lease is sixty-two months. The annual rent for this facility is approximately $183,400 for the initial lease year, $220,000 in year 2, $239,200 in years 3 and 4, and $258,300 in year 5, plus the tenant's proportional share of operating and other expenses. A cash security deposit of $350,000 was paid in May 2000. In September 2000, the Company exercised its right, pursuant to the lease agreement, to issue 200,000 shares of the Company's common stock to be held in escrow for up to five years in exchange for the release of the $350,000 cash security deposit made in May 2000. Rent expense for the years ended December 31, 2000 and 1999 was approximately $280,000 and $69,000, respectively.

         Litigation:

         The Company is a defendant in an action for a breach of contract claim for outstanding invoices for services rendered. In March 2001, a default judgment was entered against the Company in this matter. The Company is currently engaged in discussions with the plaintiff regarding settlement of this matter, however no assurance can be given that an amicable settlement will be reached. In the event that the Company is unable to consummate a settlement of this matter, the Company anticipates that the plaintiff will seek to enforce collection of the default judgment. The $702,739 of outstanding invoices are included in accounts payable and accruals on the balance sheet at December 31, 2000.

18.      Fourth Quarter Adjustments

         Property and equipment:

         The Company evaluated the impairment of property and equipment (See
         Note 7) and as a result recorded a reduction in the carrying value by $257,123 in the fourth quarter 2000, which is included in provision for impairment of long-lived assets in the consolidated statement of operations.

         Technology Licenses:

         The Company evaluated the impairment of technology licenses (See Note
         6) and as a result recorded a reduction in the carrying value by $707,060 in the fourth quarter 2000, which is included in provision for impairment of long-lived assets in the consolidated statement of operations.

         Goodwill:

         The Company evaluated the impairment of intangible assets from the acquisition of Labs (See Note 4) and as a result recorded a reduction in the carrying value by $2,928,166 in the fourth quarter 2000, which is included in provision for impairment of long-lived assets in the consolidated statement of operations.

         Discontinued operation:

         On January 12, 2001, Vianet disposed of the intellectual property relating to Access, for accounting purposes the effective date of this disposal is December 31, 2000 (see Note 5). As such, the financial statements have been restated to reflect Access as a discontinued operation. Accordingly, Vianet recorded a loss on disposal of $1,250,880 in the fourth quarter 2000.

19.      Subsequent Events

         Common stock and warrants:

         In January 2001, the Company issued an aggregate of $2,100,000 principal amount of 8% Secured Convertible Notes (the "Notes") due January 9, 2002 in a private placement to eight investors. In addition, 9,999,999 five-year warrants were issued for shares of common stock at an exercise price not to exceed $0.28875, in connection with the issuance of the Notes. The exercise price of the warrants approximated 110% of the fair market value of our common stock at the time of issuance. Simultaneously with such transaction, the

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


19.      Subsequent Events (Continued)

         Common stock and warrants (Continued):

         purchasers of 1,566,666 shares of the common stock issued pursuant to the April 2000 stock purchase agreements agreed to return such shares for cancellation in consideration for the issuance of convertible notes in an amount equal to their original purchase price for such shares. In connection with such transactions, the Placement Agents received cash fees of $103,750, warrants to purchase an aggregate of approximately 857,142 shares, and $56,250 principal amount of the Notes. The Notes are secured by all of the Company's assets and on approximately 3,800,000 shares (the "Secured Shares") owned by the Company's Chairman and our CFO. The Company has agreed to issue 5% of the Secured Shares to the Chairman and the CFO and to replace any shares sold by the note holders in the event of a default on the Notes. The Company continues to attempt to complete the placement of the balance of the Notes of $2,900,000.

         In January 2001, the Company issued 1,000,000 shares of common stock and warrants to purchase 4,392,004 shares to a private investment group in consideration of their agreeing to furnish a $10 million, 2-year equity line of credit. The terms of the agreement allows the Company to request funds on a monthly basis. The funds available each month from this line shall be based upon the average daily price of our shares on each separate trading day during the twenty two trading days following the delivery of our request for funds. There is a funding limit of $1.0 million in any one month. The Company will issue common shares to the investors in exchange for each month's credit line draw down. These common shares will be issued at 85% of the average daily price of our shares that are traded during the twenty-two trading days following the date the Company requests the funds.

         The execution of the line of credit is dependent upon an approval by the Securities and Exchange Commission of a registration statement, which has not yet been filed with the Securities and Exchange Commission.

         In January 2001, the Company issued 1,294,999 shares of common stock in exchange for services performed and accrued for in 2000 approximating $473,000. In addition, the Company issued 238,095 shares of common stock and warrants to purchase 238,095 shares of common stock at $0.28875 per share as payment in full on a $50,000 outstanding debt.

         In January 2001, the Company issued 4,144,104 shares of common stock to shareholders that participated in the Aegis and Donald private placements. The shares were issued as consideration for adjustments required due to a decrease in the market value of the Company's stock six months after the effective date of the registration statement relating to the securities purchased in the private placements.

         In January 2001, the Company issued 500,000 shares of common stock to Royal Bank of Canada (RBC) in connection with the guarantee of Vianet pursuant to a loan agreement between Develcon and RBC. The shares were issued as consideration for a $1,000,000 note receivable from Develcon.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


19.      Subsequent Events (Continued)

         Common stock and warrants (Continued):

         In February 2001, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock in connection with a distribution agreement. The warrants expire in two years and are exercisable at $0.25 per share. The warrants were issued to an entity controlled by the Company's Chief Executive Officer. In addition, the Company will issue additional warrants to purchase up to 2,000,000 shares of common stock at an exercise prices of $0.25 to $0.50 per share expiring in two years from the date of issuance. The additional warrants will be issued on a pro rata basis based upon revenue resulting from the distribution agreement.

         In February 2001, the Company issued 281,876 shares of common stock to Aegis for services rendered in connection with a tender offer.

         In February 2001, in connection with a strategic marketing alliance with Ogilvy Group Inc. (Ogilvy) the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share expiring two years from the date of issuance. In addition, the Company will issue additional warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share expiring two years from the date of issuance. The warrants will be issued on a pro rata basis based upon revenue resulting from the alliance.

         In March 2001, the Company issued 175,000 shares of common stock to entities providing consulting services in 2001.

         In March and April 2001, the Company issued 1,427,623 shares of common stock to an existing shareholder in connection with a $100,000 short-term loan to Vianet in January 2001 and the repricing of the shareholder's prior investments in the Company during 2000.

         In March 2001, the Company issued 2,437,553 and 1,218,777 warrants to purchase common stock to CFM and Xelix, respectively, at exercise prices of $0.16 per share. The warrants expire in 10 years. The number of shares to be issued upon exercise of such warrants is equal to 8% for CFM and 4% for Xelix of the outstanding number of shares of Vianet as of the issue date. During the term of the warrants, the holders are entitled to purchase from the Company, on the same terms as provided for in the warrant, additional shares equal to 8% and 4%, respectively, of the aggregate number of additional shares issued by the Company.

         In April 2001, the Company issued 343,550 shares of common stock in exchange for services performed and accrued for in 2000 approximating $51,500.

         In addition, in April 2001, the Company issued an additional $255,100 principal amount of Notes due April 6, 2002, to seven investors, and an additional 3,497,619 five-year warrants to purchase common stock. Simultaneously with the April 2001 transaction, the purchasers of 161,000 shares of the common stock and 241,500 warrants issued pursuant to the April 2000 private placement offering, agreed to return such shares and warrants in consideration for the issuance of convertible notes and warrants in an amount equal to their original purchase price for such securities. In connection with such transactions, the Placement Agents received cash fees of approximately $25,100 and warrants to purchase an aggregate of approximately 119,762 shares.

         Should the above transactions have been consumated at December 31, 2000, the effect on earnings per share would have been anti-dilutive.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VIANET TECHNOLOGIES, INC.


                                   By:  /s/ Peter Leighton
                                       ---------------------------------------
                                       Peter Leighton, Chief Financial Officer

                                       April 16, 2001
                                       --------------
                                       Date

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                   Capacity                                  Date
              ---------                                   --------                                  ----
/s/ Jeremy Posner                           Chairman,                                            April 16, 2001
------------------------------------        Vianet Technologies, Inc.
Jeremy Posner

/s/ Peter Leighton                          Chief Financial Officer & Director,                  April 16, 2001
------------------------------------        Vianet Technologies, Inc.
Peter Leighton

/s/ Robert Logan                            President & Chief Operating Officer,                 April 16, 2001
------------------------------------        Vianet Technologies, Inc.
Robert Logan

/s/ Peter Ianace                            Chief Executive Officer,                             April 16, 2001
------------------------------------        Vianet Technologies, Inc.
Peter Ianace

                                  EXHIBIT INDEX

2.1 Merger Agreement, dated December 30, 1999, between Vianet and PSI Communications, Inc.1
2.2 Merger Agreement, dated August 31, 1999, between Vianet and Infinop Holdings, Inc.2
2.3 Amended and Restated Arrangement Agreement, dated April 5, 1999, between Vianet and Develcon Electronic Ltd.3
2.4      Disposition of Develcon4
2.5 Merger Agreement, dated March 16, 1999, between Vianet and Radar Resources, Inc.5
3.1      Articles of Incorporation 7
3.2      By-laws 7
4.1      Form of common stock certificate 7
10.1     Stock Option Plan 7
10.2 Placement Agency Agreement for Private Placement Offering with Aegis Capital Corp. 8
10.3 Form of Subscription Agreement for Private Placement Offering with Aegis Capital Corp. 8
10.4     Form of Class A, B and C Warrant Agreement 8
10.5     Form of Class A Warrant Certificate 8
10.6     Form of Class B Warrant Certificate 8
10.7     Form of Class C Warrant Certificate 8
10.8     Form of Placement Agent Warrant 8
10.9     Form of Subscription Agreement for February 2000 Private Placement
         Offering 8
10.10    Form of Subscription Agreement for March 2000 Private Placement
         Offering 8
10.11    Form of Class D Warrant Agreement 8
10.12    Form of Class D Warrant Certificate 8
10.13    Form of Stock Purchase Agreement for April 2000 Private Placement
         Offering 8
10.14    Form of Subscription Agreement for January 2001 Private Placement
         Offering
10.15    Security Agreement
10.16    Collateral Agent Agreement
10.17    Form of Secured Convertible Note
10.18    Form of Common Stock Purchase Warrant
10.19    Private Equity Line of Credit Agreement
16.1     Letter from KPMG6
21.1     List of Subsidiaries
23.1     Independent Auditors Report

1 Incorporated by reference to the Form 8-K filed by Vianet with the SEC on January 7, 2000 under SEC file No. 033-55254-19.

2 Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on October 27, 1999 under SEC file No. 033-55254-19.

3 Incorporated by reference to the Form 8-K filed by Vianet with the SEC on June 1, 1999 under SEC file No. 033-55254-19.

4 Incorporated by reference to the Form 8-K filed by Vianet with the SEC on March 16, 1999 under SEC file No. 033-55254-19.

5 Incorporated by reference to the Form 10-QSB filed by Vianet with the SEC on August 20, 1999 under SEC file No. 033-55254-19.

6 Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on July 15, 1999 under SEC file No. 033-55254-19.

7 Incorporated by reference to the Form 10 filed by Vianet with the SEC on January 26, 2000 under SEC file No. 000-29177.

8 Incorporated by reference to the Form S-1/A filed by Vianet with the SEC on June 1, 2000 under SEC file No. 333-30362.