Form 10QSB
period 2001-03-31
VIANET TECHNOLOGIES INC
filed 2001-05-21
CIK 894502

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

      (Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

      Commission File No. 000-29177


                            VIANET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                         87-0434285
            (State or other jurisdiction of             (IRS Employer
             incorporation or organization)          Identification No.)

                         6509 Windcrest Drive, Suite 160
                               Plano, Texas 75024
               (Address of principal executive offices, zip code)

                                 (972) 543-2700
              (Registrant's telephone number, including area code)

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 34,960,159 shares of the registrant's Common Stock, par value $.001 per share, issued as of May 15, 2001.

--------------------------------------------------------------------------------

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
Part 1    Financial Information

Item 1    Financial Statements

          Consolidated Balance Sheets at March 31, 2001 (unaudited) and
          December 31, 2000                                                    3

          Consolidated Statements of Operations for the three months
          ended March 31, 2001 and 2000 (unaudited)                            4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000 (unaudited)                   5-6

          Notes to Consolidated Financial Statements (unaudited)            7-10


Item 2    Management's Discussion and Analysis                             11-17


Part II   Other Information                                                   18

Item 1    Legal Proceedings

Item 2    Changes in Securities

Item 3    Defaults Upon Senior Securities

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibits


          (b) Reports on Form 8-K



          Signatures                                                          19

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31, 2001    December 31, 2000
                       ASSETS                                                      (unaudited)          (audited)
                                                                                  --------------    -----------------
Current Assets:
  Cash                                                                            $        2,139    $           7,546
  Accounts receivable, net of allowance of $69,648 in 2001 and $74,648 in 2000             3,799                4,092
  Receivable from related party                                                           51,468               31,668
  Prepaids and other current assets                                                       47,465               52,021
                                                                                  --------------    -----------------
      Total Current Assets                                                               104,871               95,327
                                                                                  --------------    -----------------
Property and Equipment, less accumulated depreciation
  of $700,198 in 2001 and $574,791 in 2000                                               652,159              777,566
                                                                                  --------------    -----------------
Notes receivable from Develcon Electronics Ltd., less allowance of
    $3,422,946 in 2001 and $2,422,946 in 2000                                                 --                   --
Security Deposits                                                                        233,622              235,872
                                                                                  --------------    -----------------

                                                                                  $      990,652    $       1,108,765
                                                                                  ==============    =================

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accruals                                                        4,569,220            4,901,014
  Loans payable - related parties                                                          4,782                4,782
  Demand notes payable                                                                   375,000              200,000
  Convertible notes payable, net of discount of $2,551,400 in 2001                     4,804,850              500,000
  Note payable - bank                                                                         --            1,000,000
  Net liabilities of discontinued operations held for sale                               434,457              667,287
                                                                                  --------------    -----------------
      Total Current Liabilities                                                       10,188,309            7,273,083
                                                                                  --------------    -----------------
Convertible Notes Payable (noncurrent)                                                 1,125,000            1,125,000
                                                                                  --------------    -----------------

Deficiency in Shareholders' Equity
  Common shares, $0.001 par value; 100,000,000 shares authorized; 31,426,290 and 24,476,143 shares issued and 31,336,353 and
    24,386,206 shares outstanding, respectively                                           31,426               24,476
  Treasury stock                                                                        (200,000)            (200,000)
  Subscription receivable                                                                   (500)                (500)
  Additional paid-in capital                                                          30,117,601           31,447,655
  Warrants issued                                                                     15,793,810           10,717,050
  Deferred offering costs                                                             (1,571,226)                  --
  Accumulated deficit                                                                (54,493,768)         (49,277,999)
                                                                                  --------------    -----------------
      Total Deficiency in Shareholders' Equity                                       (10,322,657)          (7,289,318)
                                                                                  --------------    -----------------
                                                                                  $      990,652    $       1,108,765
                                                                                  ==============    =================

The accompanying notes are an integral part of these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         Three Months Ended
                                                   ------------------------------
                                                   March 31, 2001  March 31, 2000
                                                   --------------  --------------
Revenue and Other Income:
  Sales and services                               $       28,415  $       74,334
  Interest and other income                                    33          44,137
                                                   --------------  --------------
                                                           28,448         118,471
                                                   --------------  --------------
Costs and Expenses:
  Cost of goods and services sold                             916           2,483
  Selling, general and administrative                   2,059,378       1,910,278
  Research and development                                535,018         876,128
  Depreciation and amortization                           125,407         495,782
  Interest and other financing costs                    3,181,702         325,138
                                                   --------------  --------------
                                                        5,902,421       3,609,809
                                                   --------------  --------------
Loss From Continuing Operations                        (5,873,973)     (3,491,338)
                                                   --------------  --------------

Discontinued Operations

  Operating loss                                               --        (515,960)
  Loss on disposal                                             --        (450,000)
                                                   --------------  --------------
Loss From Discontinued Operations                              --        (965,960)
                                                   --------------  --------------
Loss Before Extraordinary Item                         (5,873,973)     (4,457,298)
Net Gain on Extinguishment of Debt                        658,204              --
                                                   --------------  --------------
Net Loss                                           $   (5,215,769) $   (4,457,298)
                                                   ==============  ==============

Earnings (Loss) per share - basic and diluted
  Continuing operations                            $        (0.21) $        (0.21)
  Discontinued operations                                      --           (0.06)
  Net gain on extinguishment of debt                         0.02              --
                                                   --------------  --------------
  Earning (Loss) per share - basic and diluted     $        (0.19) $        (0.27)
                                                   ==============  ==============
Weighted average number of shares outstanding          27,534,886      16,452,109
                                                   ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                               --------------------------------
                                                               March 31, 2001    March 31, 2000
                                                               --------------    --------------
Operating Activities:
  Net loss                                                     $   (5,215,769)   $   (4,457,299)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Provision for (recovery of) bad debts                            (5,000)            6,000
      Unearned fees                                                        --           186,457
      Net gain on extinguishment of debt                             (658,204)               --
      Loss from discontinued operations                                    --           965,960
      Imputed interest                                                     --           (36,559)
      Depreciation and amortization                                   125,407           495,781
      Issuance of equity instruments for services, interest
      and other financing costs                                     3,519,527           136,931
      Increase (decrease) in cash attributable to changes in
        operating assets and liabilities:
          Accounts receivable                                           5,293           (88,965)
          Prepaids and other current assets                             4,556            60,912
          Net Assets and Liabilities of discontinued
            operations available for sale                            (232,830)         (710,000)
          Accounts payable and accruals, and other                    190,718          (150,068)
                                                               --------------    --------------
  Net Cash Used In Operating Activities                            (2,266,302)       (3,590,850)
                                                               --------------    --------------

Investing Activities:
  Security deposits                                                     2,250                --
  Loans to related parties                                            (19,800)          (41,008)
  Capital expenditures                                                     --           (18,344)
                                                               --------------    --------------
  Net Cash Used In Investing Activities                               (17,550)          (59,352)
                                                               --------------    --------------
Financing Activities:
  Issuance of common stock and warrants                                 3,445         3,603,988
  Proceeds from secured convertible notes                           2,100,000                --
  Proceeds from notes payable                                         175,000                --
  Principal payments of long term debt                                     --            (5,316)
  Loans from related parties                                               --           252,837
                                                               --------------    --------------
  Net Cash Provided By Financing Activities                         2,278,445         3,851,509
                                                               --------------    --------------
  Net Increase (Decrease) In Cash                                      (5,407)          201,307
Cash at beginning                                                       7,546           115,101
                                                               --------------    --------------
  Cash at end                                                  $        2,139    $      316,408
                                                               ==============    ==============
Supplemental Disclosures of Cash Flow Information
  Cash paid for interest                                       $           --    $       27,432
                                                               ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                 -------------------------------
                                                                 March 31, 2001   March 31, 2000
                                                                 --------------   --------------
Noncash Transactions:

  Conversion of notes payable into common stock                  $           --   $    2,199,485
                                                                 ==============   ==============

  Issuance of common stock and warrants for financing services   $           --   $    2,025,588
                                                                 ==============   ==============

  Issuance of Common stock and warrants in return for
    loan receivable from Develcon Electronics Ltd.               $           --   $      750,000
                                                                 ==============   ==============

  Issuance of common stock and warrants for debt                 $    1,522,443   $           --
                                                                 ==============   ==============

  Converible notes issued for common stock and warrants          $    1,532,105   $           --
                                                                 ==============   ==============

  Common stock issued for deferred offering costs                $      474,560   $           --
                                                                 ==============   ==============

  Warrants issued for deferred offering costs                    $    1,096,666   $           --
                                                                 ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Basis of Presentation:

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and their current and total liabilities exceed their current and total assets, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB as of December 31, 2000.

The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly-owned subsidiaries, Vianet Labs, Inc.
(Labs) and Vianet Access, Inc. (Access) (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. On January 12, 2001, Vianet disposed of the intellectual property relating to Access. For accounting purposes the effective date of this disposal is December 31, 2000. Accordingly, the consolidated financial statements have been restated to reflect Access as a discontinued operation. The Results of Operations for the three-months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.    Related Party Transactions

      Purchase Agreement:

In January 2001, Vianet entered into a Purchase Agreement (the "Agreement") with Vida Technologies, Inc. ("Vida Technologies") under the terms of which Vianet agreed to convey (i) all of it's ownership and exclusive rights to all intellectual property related to Access, and (ii) the fiber optic product lines of Vianet and Access, to Vida Technologies, a corporation controlled by shareholders of Vianet and former employees of Access. Also, under the terms of the Agreement, Access assigned its executive employment agreements to Vida Technologies. No additional losses were recognized in the first quarter of 2001 related to the disposition of Access. The loss in 2000 was made up of $515,960 associated with the operations of Access and a $450,000 loss provision related to Develcon, a former subsidiary.

      Employment / Consulting Agreements:

The Company incurred consulting and management fees of approximately $44,000 during the three-month period ended March 31, 2001 to CFM Cpital Limited and Xelix Capital Limited, entities controlled by the Company's CFO and Chairman, respectively.

      Fees and Expenses:

In January 2001, the Company paid WorldCorp Management Group, a shareholder, $115,000 in cash in connection with investor relations services performed from August 1999 to March 2001. The fees were agreed on and based upon financing transactions consummated during that time period.

      Financings:

In March 2001, the Company issued 2,437,553 and 1,218,777 warrants to purchase common stock to CFM and Xelix, respectively, at exercise prices of $0.16 per share. The warrants expire in 10 years. The number of shares to be issued upon exercise of such warrants is equal to 8% for CFM and 4% for Xelix of the outstanding number of shares of Vianet as of the issue date. During the term of the warrants, the holders are entitled to purchase from the Company, on the same terms as provided for in the warrant, additional shares equal to 8% and 4%, respectively, of the aggregate number of additional shares issued by the Company. The Company determined the fair value of the warrants to be approximately $525,000 by using available market information and commonly accepted valuation methodologies. The management fee is included in Selling, general and administrative expense in the Consolidated Statement of Operations for the three-months ended March 31, 2001.

3.    Equity Transactions

      Settlement:

During 2000, the Company recognized a contingent Bank Debt of $1,000,000 as a result of its guarantee of the debt of a former subsidiary, Develcon. This debt was reflected as a note payable-bank at December 31, 2000. In January 2001, the Company settled the contingent Bank Debt by issuing 500,000 restricted common shares to Royal Bank Capital Corp. (the "Bank") in January 2001 and is obligated to issue as many as 500,000 additional shares of common stock in December 2001 in the event that the Company's shares trade below $3 in the period prior to December 2001. The Company determined the fair value of the shares issued to be $140,600, which is recorded as an increase to additional paid-in capital on the Consolidated Balance Sheet at of March 31, 2001, and the fair value of the potential additional shares to be $140,600, which is recorded in accounts payable and accruals on the Consolidated Balance Sheet at of March 31, 2001. In connection with the forgoing transactions, the Company recorded an extraordinary net gain on extinguishment of debt of $718,800 in the Consolidated Statement of Operations for the three-months ended March 31, 2001. In return, the Bank assigned its entire interest in Develcon's indebtedness to the Company. The Company estimates that its interest in the Develcon indebtedness has no value.

      Demand Notes Payable:

In March 2001, the Company issued demand notes payable aggregating $75,000 to two investors. The notes are due on April 30, 2001 and bear an interest rate of 8%. In addition, the notes contain provisions for repayment with common stock of the Company. The Company determined the market value of the unissued shares accrued for in 2001 to be approximately $29,000 and such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the three-months ended March 31, 2001.

      Financings:

In January 2001, the Company issued an aggregate of $2,100,000 principal amount of 8% Secured Convertible Notes (the "Notes") due January 9, 2002 in a private placement to eight investors. In addition, 9,999,999 five-year warrants to purchase common stock were issued at an exercise price not to exceed $0.28875, in connection with the issuance of the Notes. The exercise price of the warrants approximated 110% of the fair market value of our common stock at the time of issuance. Simultaneously with such transaction, shareholders of 1,566,666 shares of previously issued common stock agreed to return such shares for cancellation in consideration for the issuance of $4,700,000 convertible notes which is an amount equal to the original purchase price for such shares. The notes are due on January 9, 2002 and bear interest at a rate of 8% per annum. In connection with such transactions, the Placement Agents received cash fees of $103,750, warrants to purchase an aggregate of approximately 1,036,962 common shares, and $56,250 principal amount of the Notes. The Notes are considered to contain a beneficial conversion feature as they were issued at a conversion price, which was less than the fair value of the common stock at the date of issuance. The Company determined the fair value of the beneficial conversion feature of the Notes to be approximately $2,015,000. This amount was immediately expensed and included in Interest and other financing costs, as the conversion feature was immediately available to the investors. The Company also determined the fair value of the warrants issued to be approximately $3,168,000 by using available market information and commonly accepted valuation methodologies. This amount is being amortized using the interest method over the term of the Notes. The amount included in Interest and other financing costs in the Consolidated Statement of Operations for the three-months ended March 31, 2001 was approximately $616,000. The Notes are collateralized by all of the Company's assets and approximately 3,800,000 shares (the "Secured Shares") owned by the Company's Chairman and its CFO. The Company has agreed to issue up to 5% of the Secured Shares to the Chairman and the CFO as replacement shares in the event of a default.


In January 2001, the Company issued 1,000,000 shares of common stock and warrants to purchase 4,392,004 common shares at an exercise price not to exceed $0.28875 to a private investment group in consideration of their agreeing to furnish a $10 million, 2-year equity line of credit. The Company determined the market value of the shares at the date of issuance to be $406,200 and the fair value of the warrants to be approximately $1,097,000 by using available market information and commonly accepted valuation methodologies. These amounts are included in Deferred offering costs in the Consolidated Balance Sheet as of March 31, 2001. The terms of the agreement allows the Company to request funds on a monthly basis. The funds available each month from this line shall be based upon the average daily price of our shares on each separate trading day during the twenty-two trading days following the delivery of our request for funds. There is a funding limit of $1.0 million in any one month. The Company will issue common shares to the investors in exchange for each month's credit line draw down. These common shares will be issued at 85% of the average daily price of our shares that are traded during the twenty-two trading days following the date the Company requests the funds. The execution of the line of credit is dependent upon an approval by the Securities and Exchange Commission of a registration statement, which has been filed with the Securities and Exchange Commission on May 9, 2001.

In January 2001, the Company issued 1,294,999 shares of common stock in exchange for services previously performed (and accrued in 2000) approximating $473,000. In addition, the Company issued 238,095 shares of common stock and warrants to purchase 238,095 shares of common stock at an exercise price of $0.28875 per share as full payment for a $50,000 outstanding debt. In connection with the issuance of these shares and warrants, the Company incurred a loss on the extinguishment of debt of approximately $60,600 by using available market information and commonly accepted valuation methodologies. The $60,600 loss has been included in net gain on extinguishment of debt in the Consolidated Statement of Operations for the three-months ended March 31, 2001.

In January 2001, the Company issued 4,144,104 shares of common stock to shareholders that participated in prior private placements. The shares were issued as consideration for adjustments required due to a decrease in the market value of the Company's stock six months after the effective date of the registration statement relating to the securities purchased in these private placements. The Company received no proceeds from this stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as at March 31, 2001.

In February 2001, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock in connection with a distribution agreement. The warrants expire in two years and are exercisable at $0.25 per share. The Company determined the fair value of the warrants to be approximately $122,000 by using available market information and commonly accepted valuation methodologies. This amount was recorded as a distribution fee and is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the three-months ended March 31, 2001. The warrants were issued to an entity controlled by the Company's Chief Executive Officer. In addition, the Company may issue additional warrants to purchase up to 2,000,000 shares of common stock at exercise prices of $0.25 to $0.50 per share expiring in two years from the date of issuance. The additional warrants will be issued on a pro rata basis based upon revenue resulting from the distribution agreement.

In February 2001, the Company issued 281,876 shares of common stock to a placement agent for services rendered in connection with a tender offer. The Company determined the market value of the shares at the date of issuance to be $68,360. Such amount is included in Deferred offering costs in the Consolidated Balance Sheet as of March 31, 2001.

In February 2001, in connection with a strategic marketing alliance with Ogilvy Group Inc. the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share expiring two years from the date of issuance. The Company determined the fair value of the warrants to be approximately $122,000 by using available market information and commonly accepted valuation methodologies. This amount was recorded as a distribution fee and is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the three-months ended March 31, 2001. In addition, the Company may issue additional warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share expiring two years from the date of issuance. The warrants will be issued on a pro rata basis based upon revenue resulting from the alliance.

In February 2001, the Company agreed to issue 1,427,623 shares of common stock to an existing shareholder in exchange for a $100,000 non-interest bearing demand loan. 867,623 and 560,000 of these shares were issued in March and April 2001, respectively. The Company determined the market value of the shares at the date of agreement to be approximately $379,000 and such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the three-months ended March 31, 2001.

In March 2001, the Company issued 175,000 shares of common stock to entities providing investor relations and consulting services. The Company determined the market value of the shares at the date of issuance to be $30,083 and such amount is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the three-months ended March 31, 2001.

4.    Reclassification:

Certain reclassifications, in addition to the restatement for discontinued operations of Access and Develcon, have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

5.    Subsequent Events

      Financing:

In April and May 2001, the Company issued $481,500 one-year notes and 7,045,238 five-year warrants to purchase shares of common stock at a price not to exceed $0.28875. Simultaneously with and as a condition to these transactions, the shareholders of 334,000 shares of the common stock and 501,000 related warrants issued pursuant to previous private placement offerings agreed to return such shares and warrants for cancellation in consideration for the issuance of convertible notes and warrants in an amount equal to their original purchase price for such securities. In connection with such transactions, the Placement Agents received cash fees of approximately $39,100 and warrants to purchase an aggregate of approximately 227,381 common shares at a price not to exceed $0.28875.

In April 2001, the Company issued 1,254,618 shares of common stock in exchange for services previously performed and accrued in 2000 approximating $183,700 and issued 736,938 shares of common stock to employees in settlement of compensation accrued in the quarter ended March 31, 2001.

In May 2001, the Company issued warrants to purchase 225,000 shares of common stock at an exercise price of $0.01 per share expiring two years from the date of issuance for investor related services performed and accrued in March 2001.

Should the above transactions have been consummated at March 31, 2001, the effect on earnings per share would have been anti-dilutive.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

This quarterly report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are statements about future performance or results, and include any statements using the words "believe," "expect," "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which we are constantly reviewing. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. We have no obligation to update or revise forward-looking statements.

The following information has not been audited. You should read this information in conjunction with the condensed financial statements and related notes to financial statements included in this report. In addition, please see our Management Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2000. Vianet Technologies, Inc. is referred to as "we," "us" or "our" in this report.

DESCRIPTION OF BUSINESS.

Our Business

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

During late 2000, we determined that the revenue model originally anticipated of direct product sales contains considerable uncertainties due in part to competition, market conditions and our customers' perception of value that our products provide. Accordingly, we have changed our marketing focus to the provision of visual communications as a suite of service offerings. While this does not preclude the future sale of products and licensing arrangements, this change in market strategy made it prudent to write down the goodwill and software development costs recorded to reflect the value of the products themselves.

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

Research and Development Activities

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

LS Video Interactive point to point has moved past the beta stage into a product phase. We have started development of LS Video Interactive Multipoint and the beta release of this product is targeted for June 2001.

We launched major codec improvement initiatives in April 2000. The result of this research initiative is a codec with improved video quality, as well as, the prototype version of our Pure Wavelet codec. The Pure Wavelet codec has the capability of streaming video at multiple bandwidths from the same file. As of the date of this filing, the image quality of the Pure Wavelet codec is not as good as our traditional codecs. Additionally, the Pure Wavelet codec requires more processor resources than our current codec technology.

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

Results Of Operations for the three-month periods ended March 31, 2001 and March 31, 2000

Revenues and other income

      Revenues and other income for the three-month period ended March 31, 2001 decreased $90,023 to $28,448, as compared to revenues of $118,471 during the three-month period ended March 31, 2000. The 2001 revenue was primarily attributable to software sales of our video products and professional services relating to the installation and maintenance of our software. The 2000 revenue was made up of $74,334 of OEM sales and $44,137 attributable to interest and other income.

Costs and Expenses

Costs of good and services sold

      Costs of good and services sold for the three-month period ended March 31, 2001 decreased $1,567 to $916, as compared to costs of good and services sold of $2,483 during the three-month period ended March 31, 2000. The 2001 costs relate to software sales of our video products, while the 2000 costs relate to OEM sales.

Selling, general and administrative

      Selling, general and administrative expenses for the three-month period ended March 31, 2001 increased $149,100 to $2,059,378, as compared to selling, general and administrative expenses of $1,910,278 during the three-month period ended March 31, 2000. Included in the 2001 expenses are $145,083 investor relations' costs, $243,416 distribution fees, and approximately $525,000 of management fees relating to debt acquisition. The remaining $1,145,879 primarily consists of salaries and consulting costs, as well as costs associated with maintaining our operations. The 2000 expenses relate to the costs associated with the operations of the Company's newly acquired subsidiary, Labs and the costs associated with salaries and benefits for over 30 employees.

Research and development

      Research and development for the three-month period ended March 31, 2001 decreased $341,110 to $535,018, as compared to research and development of $876,128 during the three-month period ended March 31, 2000. In the first quarter of 2000 we utilized two outsource engineering development service companies to assist in the development of features for our Video Messenger and Video Interactive products. This development was completed in October of 2000 and the research and development expenditures for the first quarter of 2001 were limited to research related to specific customization for potential buyers.

Depreciation and Amortization

      Depreciation and Amortization expenses for the three-month period ended March 31, 2001 decreased $370,375 to $125,407, as compared to depreciation and amortization expense of $495,782 during the three months period ended March 31, 2000. The decrease was primarily attributable to provisions for impairment of long-lived assets taken in the fourth quarter of 2000, which resulted in reduced fixed assets and intangibles and the related depreciation and amortization for 2001.

Interest Expense and Other Financing Charges

      Interest expense and other financing charges for the three-month period ended March 31, 2001 was $3,181,702, as compared to $325,138 during the three-month period ended March 31, 2000. The 2001 expense consists of $18,778 of interest expense on notes held prior to 2001 and $3,162,924 of interest and amortization of discounts on notes payable acquired in 2001. The 2000 expense was primarily attributable to interest on convertible notes and the credit facility (including amortization of debt discount).

Loss from Discontinued Operations

      Loss from discontinued operations for the three-month period ended March 31, 2001 was nil, as compared to $965,960 during the three-month period ended March 31, 2000. The 2000 loss was made up of $515,960 associated with the operations of Access and a $450,000 loss provision related to Develcon, our former subsidiary.

Net Loss

      Net loss during the three-month period ended March 31, 2001 was $5,215,769, as compared to $4,457,298 during the three-month period ended March 31, 2000.

Cash Position

      For the three-month period ended March 31, 2001, the Company's cash position decreased by $5,407 from $7,546 to $2,139. The principal source of cash was $2,100,000 that was generated from the Company's private placement offerings. Other sources of cash include $175,000 demand notes payable and $3,445 from the issuance of common stock and warrants and $2,250 relating to security deposits. $2,266,302 of these funds were used in operating activities, as well as $19,800 used for loans to related parties.

Inflation

      Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity and Capital Resources

      The working capital deficiency at March 31, 2001, was $10,083,438 compared to a working capital deficiency of approximately $7,177,756 at December 31, 2000.

      The Company has historically sustained its operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain creditors.

As of March 31, 2001, the Company had the following financing arrangements in place:

      o In September 1999, we borrowed $500,000 from a private investor at an interest rate of 11%. This loan is currently in default and can be converted at the option of the holder into common shares at an exchange rate of $3.75 per share.

      o We assumed convertible debentures (the "Debentures") as part of the acquisition of Vianet Labs in the amount of $1,125,000. The Debentures bear interest ranging from 6% to 8%, are convertible into a maximum of 370,170 shares of common stock through September 30, 2002.

      o In March 2000, we purchased a $1,000,000 (face amount) note receivable from Develcon Electronics, Ltd. (a former Subsidiary) from a creditor of Develcon Electronics, Ltd. in exchange for the issuance of 250,000 shares of common stock issued at $3.00 per share and 375,000 Class D three year common stock purchase warrants, which are exercisable at $4.50 per share. The note has a carrying value of nil and $1,000,000 as of March 31, 2001 and December 31, 2000, respectively.

      o In December 2000, we completed a partial tender offer for our class A, B and C warrants, pursuant to which we agreed to (i) reduce the exercise price of 100% of the class A common stock purchase warrants from $1.53 to $0.01, and (ii) reduce the exercise price of 50% of the class B common stock purchase warrants from $1.91 to $0.01, in consideration of the holders of such securities agreeing to (i) exercise 100% of the reduced price class A and B common stock purchase warrants, and (ii) cancel the remaining class B and C common stock purchase warrants which they currently hold or are entitled to receive.

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

      o In January 2001, we issued an aggregate of $2,100,000 principal amount of 8% Secured Convertible Notes (the "Notes") due January 9, 2002 in a private placement to eight investors. In addition, 9,999,999 five-year warrants were issued for shares of common stock at an exercise price not to exceed $0.28875, in connection with the issuance of the Notes. The exercise price of the warrants approximated 110% of the fair market value of our common stock at the time of issuance. Simultaneously with such transaction, shareholders of 1,566,666 shares of previously issued common stock agreed to return such shares for cancellation in consideration for the issuance of $4,700,000 convertible notes which is an amount equal to the original purchase price for such shares. The notes are due on January 9, 2002 and accrued interest at a rate of 8% per annum. In connection with such transactions, the Placement Agents received cash fees of $103,750, warrants to purchase an aggregate of approximately 1,036,962 common shares, and $56,250 principal amount of the Notes. The Notes are considered to contain a beneficial conversion feature as they were issued at a conversion price, which was less than the fair value of the common stock at the date of issuance. We determined the fair value of the beneficial conversion feature of the Notes to be approximately $2,015,000. This amount was immediately expensed and included in Interest and other financing costs, as the conversion feature was immediately available to the investors. We also determined the fair value of the warrants issued to be approximately $3,168,000 by using available market information and commonly accepted valuation methodologies. This amount is being amortized using the interest method over the term of the Notes. The amount included in Interest and other financing costs in the Consolidated Statement of Operations for the three-months ended March 31, 2001 was approximately $616,000. The Notes are collateralized by all of our assets and approximately 3,800,000 shares (the "Secured Shares") owned by the Company's Chairman and its CFO. We have agreed to issue up to 5% of the Secured Shares to the Chairman and the CFO as replacement shares in the event of a default.

      o In January 2001, we issued 1,000,000 shares of common stock and warrants to purchase 4,392,004 common shares at an exercise price not to exceed $0.28875 to a private investment group in consideration of their agreeing to furnish a $10 million, 2-year equity line of credit. We determined the market value of the shares at the date of issuance to be $406,200 and the fair value of the warrants to be approximately $1,097,000 by using available market information and commonly accepted valuation methodologies. These amounts are included in Deferred offering costs in the Consolidated Balance Sheet as of March 31, 2001. The terms of the agreement allow us to request funds on a monthly basis. The funds available each month from this line shall be based upon the average daily price of our shares on each separate trading day during the twenty-two trading days following the delivery of our request for funds. There is a funding limit of $1.0 million in any one month. We will issue common shares to the investors in exchange for each month's credit line draw down. These common shares will be issued at 85% of the average daily price of our shares that are traded during the twenty-two trading days following the date we request the funds. The execution of the line of credit is dependent upon an approval by the Securities and Exchange Commission of a registration statement, which has been filed with the Securities and Exchange Commission on May 9, 2001.

      Financing arrangements in place subsequent to March 31, 2001

      o In April and May 2001, we issued $481,500 one-year notes, and 7,045,238 five-year warrants to purchase shares of common stock at a price not to exceed $0.28875. Simultaneously with and as a condition to these transactions, the shareholders of 334,000 shares of the common stock and 501,000 related warrants issued pursuant to previous private placement offerings agreed to return such shares and warrants for cancellation in consideration for the issuance of convertible notes and warrants in an amount equal to their original purchase price for such securities. In connection with such transactions, the Placement Agents received cash fees of approximately $39,100 and warrants to purchase an aggregate of approximately 227,381 common shares at a price not to exceed $0.28875.

Going Concern

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. However, we have experienced net losses of $5,215,769 for the three-month period ended March 31, 2001 and losses of $27,134,210 and $21,651,932 for the years ended December 31, 2000 and 1999, respectively. We also had a net working capital deficit of $10,083,438 as of March 31, 2001 and $7,177,756 and $5,884,666 as of December 31, 2000 and 1999,
respectively. We must raise additional capital to meet our continuing operational needs. These factors raise doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet our payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Potential Future Sources of Capital

      After completing the above financings, we have a total of 58,916,859 warrants and options outstanding as of the date of this filing at an average issue price of $1.05. In the event that these warrants and options are all exercised we would receive approximately $61,644,000 in cash proceeds. The exercise of these warrants and options will depend on, among other things, the liquidity and price for our common shares. We do not control the exercise of these warrants and options and therefore no assurances can be given that any warrants will be exercised.

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

Material Changes in Current Liabilities

      As of March 31, 2001 we had accounts payable and accrued liabilities amounting to approximately $4,569,000. These liabilities have been partially settled as of the date of this filing. In April and May 2001, we reduced our obligation of approximately $127,500 in exchange for fixed assets of the Company and paid employee costs (salaries, employee benefits, travel expenses) of approximately $235,900. In April 2001, we issued 1,254,618 shares of common stock as settlement for approximately $183,700 of liabilities accrued at March 31, 2001. As of the date of this filing, approximately $4,021,900 of these liabilities remain. We intend to settle these obligations out of future revenues and/or additional equity financings.

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

      We are a defendant in an action for a breach of contract claim for outstanding invoices for services rendered. In March 2001, a default judgment was entered against Vianet in this matter. We are currently engaged in discussions with the plaintiff regarding settlement of this matter, however no assurance can be given that an amicable settlement will be reached. In the event we are unable to consummate a settlement of this matter, we anticipate that the plaintiff will seek to enforce collection of the default judgment. The $702,739 of outstanding invoices is included in accounts payable and accruals on the balance sheet at March 31, 2001.

      In addition, we are a defendant in an action pending before the County Court at Law No. 2, County of Dallas, Texas, entitled Assured Industries, Inc. v. Vianet Technologies, Inc. (Cause No.: 01-03386-13). This action was commenced by Assured Industries on March 29, 2001, and seeks $78,521 in damages for outstanding invoices for products sold or services rendered, plus lawyer's fees, interest and court costs. As of the date hereof, Vianet has filed a response to the claim though no discovery has yet commenced. Accordingly, it is difficult to estimate the likelihood of an unfavorable outcome and estimate the amount or range of a potential loss at this time. The $78,521 of outstanding invoices is included in accounts payable and accruals on the balance sheet at March 31, 2001.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   None

      (b) o On January 29, 2001, the registrant filed a report on Form 8-K regarding the Disposition of the intellectual property relating to Vianet Access, Inc. as of January 12, 2001.

            o On March 30, 2001, the registrant filed a report on Form 8-K/A regarding an amendment to Form 8-K filed on January 29, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VIANET TECHNOLOGIES, INC.
                                             -----------------------------------
                                             (Registrant)


Date:       May 21, 2001
      ------------------                     -----------------------------------

                                             Peter Leighton
                                             Chief Financial Officer