Form 10QSB
period 2001-06-30
VIANET TECHNOLOGIES INC
filed 2001-08-17
CIK 894502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 51,191,271 shares of the registrant's Common Stock, par value $.001 per share, issued as of August 10, 2001.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
Part 1    Financial Information

Item 1    Financial Statements

          Consolidated Balance Sheet at June 30, 2001 (unaudited)             3

          Consolidated Statements of Operations for the three and
          six-months ended June 30, 2001 and 2000 (unaudited)                 4

          Condensed Consolidated Statements of Cash Flows for the three
          and six-months ended June 30, 2001 and 2000 (unaudited)           5-6

          Notes to Consolidated Financial Statements (unaudited)           7-11

Item 2    Management's Discussion and Analysis                            12-19

Part II   Other Information                                               20-21

Item 1    Legal Proceedings

Item 2    Changes in Securities

Item 3    Defaults Upon Senior Securities

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibits

          (b) Reports on Form 8-K

          Signatures                                                         22

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (unaudited)

Current Assets:                      ASSETS
   Cash                                                                     $           193,718
   Due from Escrow Agent                                                                 53,845
   Accounts receivable, net of allowance of $73,447                                       3,549
   Receivable from related party                                                         48,017
   Prepaids and other current assets                                                    164,024
                                                                           --------------------

       Total Current Assets                                                             463,153
                                                                           --------------------

Property and Equipment, less accumulated depreciation
   of $776,692                                                                          444,760
                                                                           --------------------

Notes receivable from Develcon Electronics Ltd., less allowance
   of $3,422,946                                                                             --
                                                                           --------------------

Security Deposits                                                                       233,622
                                                                           --------------------

                                                                            $         1,141,535
                                                                           ====================

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accruals                                            $         4,367,592
   Loans payable - related parties                                                        4,782
   Demand notes payable                                                                 360,000
   Convertible notes payable, net of discount of $2,675,249                           6,825,751
   Net liabilities of discontinued operations held for sale                             435,174
                                                                           --------------------

       Total Current Liabilities                                                     11,993,299
                                                                           --------------------

Convertible Notes Payable (noncurrent)                                                1,125,000
                                                                           --------------------

Deficiency in Shareholders' Equity
   Common shares, $0.001 par value; 100,000,000 shares authorized;
     51,191,271  shares issued and 51,101,334 shares outstanding                         51,191
   Treasury stock                                                                      (200,000)
   Subscription receivable                                                                 (500)
   Additional paid-in capital                                                        31,774,620
   Warrants issued                                                                   15,532,474
   Deferred offering costs                                                           (1,571,226)
   Accumulated deficit                                                              (57,563,323)
                                                                           --------------------

       Total Deficiency in Shareholders' Equity                                     (11,976,764)
                                                                           --------------------

                                                                            $         1,141,535
                                                                           ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                        Six Months Ended
                                                 --------------------------------------  ----------------------------------------
                                                   June 30, 2001       June 30, 2000       June 30, 2001        June 30, 2000
                                                 ------------------   -----------------  ------------------   -------------------
Revenue and Other Income:
    Sales                                         $         43,189     $       390,000    $         71,604     $         464,334
    Interest and other income                                7,430              70,677               7,463               114,814
                                                 ------------------   -----------------  ------------------   -------------------

                                                            50,619             460,677              79,067               579,148
                                                 ------------------   -----------------  ------------------   -------------------
Costs and Expenses:
    Cost of goods and services sold                         10,145                  --              11,061                 2,483
    Selling, general and administrative                    914,991           2,758,005           2,974,369             4,668,283
    Research and development                               278,094             486,315             813,112             1,362,443
    Provision for loss on Develcon receivable                   --             936,386                  --             1,386,386
    Depreciation and amortization                           83,915             509,459             209,322             1,005,241
    Interest and other financing costs                   3,662,292              33,259           6,843,994               358,397
                                                 ------------------   -----------------  ------------------   -------------------

                                                         4,949,437           4,723,424          10,851,858             8,783,233
                                                 ------------------   -----------------  ------------------   -------------------

Loss From Continuing Operations                         (4,898,818)         (4,262,747)        (10,772,791)           (8,204,085)
                                                 ------------------   -----------------  ------------------   -------------------

Discontinued Operations

    Operating loss                                              --            (978,387)                 --            (1,494,347)
    Loss on disposal                                            --          (1,000,000)                 --            (1,000,000)

                                                 ------------------   -----------------  ------------------   -------------------
Loss From Discontinued Operations, net
    of income tax of $0                                         --          (1,978,387)                 --            (2,494,347)
                                                 ------------------   -----------------  ------------------   -------------------

Loss Before Extraordinary Item                          (4,898,818)         (6,241,134)        (10,772,791)          (10,698,432)

Net Gain on Extinguishment of Debt                              --                  --             658,204                    --
                                                 ------------------   -----------------  ------------------   -------------------

Net Loss                                          $     (4,898,818)    $    (6,241,134)   $    (10,114,587)    $     (10,698,432)
                                                 ==================   =================  ==================   ===================

Gain (Loss) per share - basic and diluted
    Continuing operations                         $          (0.13)    $         (0.19)            $ (0.33)              $ (0.43)
    Discontinued operations                                     --               (0.09)                 --                 (0.13)
    Net gain on extinguishment of debt                          --                  --                0.02                    --
                                                 ------------------   -----------------  ------------------   -------------------

    Loss per share - basic and diluted            $          (0.13)    $         (0.28)   $          (0.31)    $           (0.56)
                                                 ==================   =================  ==================   ===================

Weighted average number of shares outstanding           37,156,108          21,990,809          32,345,497            19,210,859
                                                 ==================   =================  ==================   ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                  ------------------------------------
                                                   June 30, 2001      June 30, 2000
                                                  ----------------   -----------------
   Net Cash Used In Operating Activities           $   (3,367,059)    $    (7,167,515)
                                                  ----------------   -----------------

Investing Activities:
   Security deposits                                        2,250            (350,000)
   Loans to related parties                               (16,349)            (61,616)
   Capital expenditures                                    (1,020)           (309,962)
   Other                                                       --              25,000
                                                  ----------------   -----------------

   Net Cash Used In Investing Activities                  (15,119)           (696,578)
                                                  ----------------   -----------------

Financing Activities:
   Issuance of common stock and warrants                    3,445          13,374,385
   Proceeds from secured convertible notes,
    net of amounts due from escrow agent                3,404,905                  --
   Repayment of note payable                              (15,000)                 --
   Proceeds from notes payable                            175,000                  --
   Principal payments of long term debt                        --             (20,304)
   Loans from related parties                                  --               2,970
                                                  ----------------   -----------------

   Net Cash Provided By Financing Activities            3,568,350          13,357,051
                                                  ----------------   -----------------

   Net Increase In Cash                                   186,172           5,492,958

Cash at beginning                                           7,546             115,101
                                                  ----------------   -----------------

   Cash at end                                     $      193,718     $     5,608,059
                                                  ================   =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                     ---------------------------------------------
                                                                       June 30, 2001           June 30, 2000
                                                                     ---------------------   ---------------------
Supplemental Disclosures of Cash Flow Information
    Cash paid for interest                                            $                --     $            95,887
                                                                     =====================   =====================



Noncash Transactions:

    Conversion of notes payable into common stock                     $                --     $         2,199,485
                                                                     =====================   =====================

    Issuance of common stock and warrants for financing services      $                --     $         6,857,533
                                                                     =====================   =====================

    Issuance of common stock and warrants in return for
      loan receivable from Develcon Electronics Ltd.                  $                --     $           750,000
                                                                     =====================   =====================

    Contribution of shares for repayment of convertible notes         $           216,000     $                 -
                                                                     =====================   =====================

    Issuance of common stock and warrants for debt                    $         1,958,405     $                 -
                                                                     =====================   =====================

    Convertible notes and warrants issued for common stock            $         2,534,105     $                 -
                                                                     =====================   =====================

    Common stock issued for deferred offering costs                   $           474,560     $                 -
                                                                     =====================   =====================

    Warrants issued for deferred offering costs                       $         1,096,666     $                 -
                                                                     =====================   =====================

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

The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly-owned subsidiaries, Vianet Labs, Inc.
(Labs) and Vianet Access, Inc. (Access) (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. On January 12, 2001, Vianet disposed of the intellectual property relating to Access. For accounting purposes the effective date of this disposal is December 31, 2000. Accordingly, the consolidated financial statements have been restated to reflect Access as a discontinued operation. The Results of Operations for the three and six-months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Revenue Recognition Policy

Revenue is measured at fair value of consideration received or receivable. Revenue is recognized when merchandise is shipped and accepted by the customer; significant risks and rewards of ownership are transferred to the buyer; managerial involvement and control have passed; the amount of revenue can be measured reliably; it is probable that economic benefits will flow to the Company; and the costs of the transaction (including future costs) can be measured reliably.

3. Related Party Transactions

Purchase Agreement:

In January 2001, Vianet entered into a Purchase Agreement (the "Agreement") with Vida Technologies, Inc. ("Vida Technologies") under the terms of which Vianet agreed to convey (i) all of it's ownership and exclusive rights to all intellectual property related to Access, and (ii) the fiber optic product lines of Vianet and Access, to Vida Technologies, a corporation controlled by shareholders of Vianet and former employees of Access. Also, under the terms of the Agreement, Access assigned its executive employment agreements to Vida Technologies. No additional losses were recognized in the six-month period ended June 30, 2001 related to the disposition of Access. The loss from discontinued operations for the three and six-month periods ended June 30, 2000 was made up of $978,387 and $1,494,347, respectively, resulted from the operations of Access.

Employment / Consulting Agreements:

The Company incurred consulting and management fees of approximately $125,000 during the six-month period ended June 30, 2001 to CFM Capital Limited (CFM) and Xelix Capital Limited (Xelix), entities controlled by the Company's CFO and Chairman, respectively.

Fees and Expenses:

In January 2001, the Company paid WorldCorp Management Group, a shareholder, $122,500 in cash in connection with investor relations services performed. The fees were agreed on and based upon financing transactions consummated and agreements in place at that time.

Financings:

In March 2001, the Company issued warrants to purchase 2,437,553 shares of common stock to CFM, at an exercise price of $0.16. CFM is controlled by Peter Leighton, the Chief Financial Officer of Vianet. In addition, the Company issued warrants to purchase 1,218,777 shares of common stock to Xelix, at an exercise price of $0.16. Xelix is controlled by Jeremy Posner, Vianet's Chairman. The exercise price of both the CFM and Xelix warrants are subject to adjustment in the event that Vianet issues any other securities at a price lower than $0.16 to a third party during the term of the warrants. The number of warrants issued to CFM and Xelix was equal to 8% and 4% respectively, of the then outstanding number of shares of the company. During the ten-year term of the warrants, the number of warrants will be increased to equal 8% and 4% of the outstanding shares of the Company. The Company determined the fair value of the warrants to be approximately $525,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This consideration is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

In February 2001, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock in connection with a distribution agreement. The warrants expire in two years and are exercisable at $0.25 per share. The Company determined the fair value of the warrants to be approximately $122,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount was recorded as a distribution fee and is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the six-months ended June 30, 2001. The warrants were issued to Espre Inc., an entity controlled by the Company's Chief Executive Officer. In addition, the Company may issue additional warrants to purchase up to 2,000,000 shares of common stock at exercise prices of $0.25 to $0.50 per share expiring in two years from the date of issuance. The additional warrants will be issued on a pro rata basis based upon revenue resulting from the distribution agreement.

4. Equity Transactions

Settlements:

During 2000, the Company recognized a contingent Bank Debt of $1,000,000 as a result of its guarantee of the debt of a former subsidiary, Develcon Electronics Ltd (Develcon). This debt was reflected as a note payable-bank at December 31, 2000. In January 2001, the Company settled the contingent Bank Debt by issuing 500,000 restricted common shares to Royal Bank Capital Corp. (the "Bank") in January 2001 and is obligated to issue as many as 500,000 additional shares of common stock in December 2001 in the event that the Company's shares trade below $3 in the period prior to December 2001. The market value of the shares issued was $140,600, which is recorded as an increase to additional paid-in capital on the Consolidated Balance Sheet as of June 30, 2001, and the fair value of the potential additional shares to be $140,600, which is recorded in accounts payable and accruals on the Consolidated Balance Sheet as of June 30, 2001. In connection with the forgoing transactions, the Company recorded an extraordinary net gain on extinguishment of debt of approximately $718,800 in the Consolidated Statement of Operations for the six-months ended June 30, 2001. In return, the Bank assigned its entire interest in Develcon's indebtedness to the Company. The Company estimates that its interest in the Develcon indebtedness has no value.

In April 2001, the Company issued 1,254,618 shares of common stock in exchange for services previously performed and accrued in 2000 of approximately $183,700 and issued 736,938 shares of common stock to employees in settlement of compensation of approximately $103,000 arising in 2001, such amount is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

Demand Notes Payable:

In March 2001, the Company issued demand notes payable aggregating $75,000 to two investors. The notes are in default and bear an interest rate of 8% per annum. In addition, the notes contain provisions for payment of interest and financing costs with common stock of the Company.

Financings:

The Company has commitments under various agreements to issue shares beyond its authorized capital as required by the financing transactions described below and these can only be met if shareholders approve a proposed increase in authorized shares. Unless shareholders approve these transactions and approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, we will be unable to perform our obligations under the agreements and will be in default pursuant to the terms of the agreements. Management of the Company believes that it is highly likely that such default will require the Company to substantially curtail or cease its operations.

In January 2001, the Company issued an aggregate of $2,100,000 principal amount of 8% Secured Convertible Notes (the "Notes") due January 9, 2002 in a private placement to eight investors. In addition, 9,999,999 five-year warrants to purchase common stock were issued at an exercise price not to exceed $0.28875, in connection with the issuance of the Notes. The exercise price of the warrants approximated 110% of the fair market value of our common stock at the time of issuance. Simultaneously with such transaction, shareholders of 1,566,666 shares of previously issued common stock agreed to return such shares for cancellation in consideration for the issuance of $4,700,000 convertible notes which is an amount equal to the original purchase price for such shares. The notes are due on January 9, 2002 and bear interest at a rate of 8% per annum. In connection with such transactions, the Placement Agents received cash fees of $103,750, warrants to purchase an aggregate of approximately 1,036,962 common shares, and $56,250 principal amount of the Notes. The Notes are considered to contain a beneficial conversion feature as they were issued at a conversion price, which was less than the fair value of the common stock at the date of issuance. The Company determined the fair value of the beneficial conversion feature of the Notes to be approximately $2,015,000. This amount was immediately expensed and included in Interest and other financing costs, as the conversion feature was immediately available to the investors. The Company also determined the fair value of the warrants issued to be approximately $3,168,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount is being amortized using the interest method over the term of the Notes. The amount included in Interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001 was approximately $1,338,000. The Notes are collateralized by all of the Company's assets and approximately 3,800,000 shares (the "Secured Shares") owned by the Company's Chairman and its CFO. In the second quarter 2001, the collateral was sold by the note-holders. The proceeds received by the note-holders approximated $216,000.

In January 2001, the Company issued 1,000,000 shares of common stock and warrants to purchase 4,392,004 common shares at an exercise price not to exceed $0.28875 to a private investment group in consideration of their entering into an agreement to furnish a $10 million, 2-year equity line of credit. This agreement has been subsequently amended so as to provide that the Company will only be required to issue up to a maximum of 100,000,000 shares pursuant to the agreement. The Company determined the market value of the shares at the date of issuance to be $406,200 and the fair value of the warrants to be approximately $1,097,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. These amounts are included in Deferred offering costs in the Consolidated Balance Sheet as of June 30, 2001. The terms of the agreement allows the Company to request funds on a monthly basis. The funds available each month from this line shall be based upon the average daily price of our shares on each separate trading day during the twenty-two trading days following the delivery of our request for funds. There is a funding limit of $1.0 million in any one month. The Company will issue common shares to the investors in exchange for each month's credit line draw down. These common shares will be issued at 85% of the average daily price of our shares that are traded during the twenty-two trading days following the date the Company requests the funds. The utilization of the line of credit is dependent upon the declaration of effectiveness of a registration statement covering the shares issuable pursuant to the line of credit by the Securities and Exchange Commission, which registration statement was filed with the Securities and Exchange Commission on May 9, 2001. Such registration statement has not been declared effective.

In January 2001, the Company issued 1,294,999 shares of common stock in exchange for services previously performed (and accrued in 2000) approximating $473,000. In addition, the Company issued 238,095 shares of common stock and warrants to purchase 238,095 shares of common stock at an exercise price of $0.28875 per share as full payment for a $50,000 outstanding debt. In connection with the issuance of these shares and warrants, the Company incurred a loss on the extinguishment of debt of approximately $60,600 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. The $60,600 loss has been included in net gain on extinguishment of debt in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

In January 2001, the Company issued 4,144,104 shares of common stock to shareholders that participated in prior private placements. The shares were issued as consideration for adjustments required due to a decrease in the market value of the Company's stock six months after the effective date of the registration statement relating to the securities purchased in these private placements. The Company received no proceeds from this stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as at June 30, 2001.

In February 2001, the Company issued 281,876 shares of common stock to a placement agent for services rendered in connection with a tender offer. The Company determined the market value of the shares at the date of issuance to be $68,360. Such amount is included in Deferred offering costs in the Consolidated Balance Sheet as of June 30, 2001.

In February 2001, in connection with a strategic marketing alliance with Ogilvy Group Inc. the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share expiring two years from the date of issuance. The Company determined the fair value of the warrants to be approximately $122,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount was recorded as a distribution fee and is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the six-months ended June 30, 2001. In addition, the Company may issue additional warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share expiring two years from the date of issuance. The warrants will be issued on a pro rata basis based upon revenue resulting from the alliance.

In February 2001, the Company agreed to issue 1,427,623 shares of common stock to an existing shareholder in exchange for a $100,000 non-interest bearing demand loan. 867,623 and 560,000 of these shares were issued in March and April 2001, respectively. The Company determined the market value of the shares at the date of agreement to be approximately $379,000 and such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

In March 2001, the Company issued 175,000 shares of common stock to entities providing investor relations and consulting services. The Company determined the market value of the shares at the date of issuance to be $30,083 and such amount is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

In April 2001 through June 2001, the Company issued $1,358,750 one-year 8% convertible notes and 7,045,238 five-year warrants to purchase shares of common stock at a price not to exceed $0.28875. Simultaneously with and as a condition to these transactions, the shareholders of 334,000 shares of common stock and 501,000 related warrants issued pursuant to previous private placement offerings agreed to return such shares and warrants for cancellation in consideration for the issuance of $1,002,000 one-year 8% convertible notes, which is the amount equal to their original purchase price for such securities. In connection with such transactions, the Placement Agents received cash fees of approximately $103,000, such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001. Placement Agents also received warrants to purchase an aggregate of approximately 228,380 common shares at a price not to exceed $0.28875. In addition, the Company issued 14,160,109 shares of common stock to shareholders that participated in financings prior to March 2000 and participated in the June 2001 financing. The Company received no proceeds from the 14,160,109 stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as at June 30, 2001. The Company determined the fair value of the warrants issued to be approximately $893,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount is being amortized using the interest method over the term of the Notes. The amount included in

Interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001 was approximately $47,000.

In May 2001, the Company issued warrants to purchase 225,000 shares of common stock at an exercise price of $0.01 per share expiring two years from the date of issuance for investor related services performed in June 2001. Accordingly, approximately $19,000 is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

In June 2001, the Company issued 949,733 shares of common stock to existing shareholders pursuant to clauses in the financing agreements completed prior to March 2000. The Company received no proceeds from this stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as at June 30, 2001.

In June 2001, the Company issued 201,333 shares of common stock for warrants with an exercise price of $0.01 and issued 830,000 shares of common stock in cancellation of 1,706,667 warrants at exercise prices ranging from $1.375 to $12.00.

In June 2001, the Company issued 1,406,250 shares of common stock to two investors in lieu of interest payments on notes payable. Approximately $298,000 is included in interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

5. Reclassification:

Certain reclassifications, in addition to the restatement for discontinued operations of Access, have been made to the 2000 consolidated financial statements to conform to the 2001 presentation. The Consolidated Statements of Operations for the three and six-months ended June 30, 2000 have also been restated to reflect the accrual of a $1,000,000 Contingent Liability as a loss on disposal of the discontinued operations, rather than as a component of continuing operations. As a result, previously stated loss per share from continuing operations of $0.28 and $0.56 for the three and six-months ended June 30, 2000 has been restated to $0.19 and $0.43, respectively. Previously reported loss per share from discontinued operations was nil and has subsequently been restated to $0.09 and $0.13 for the three and six-months ended June 30, 2000, respectively. The result of this restatement had no effect on total net loss and loss per share in the Consolidated Statements of Operations for the three and six-months ended June 30, 2000.

6. Subsequent Event:

In July 2001, the Company signed a $3,300,000 two-year contract with Holy Universal Limited, a purchasing agency acting on behalf of Beijing Telecom. Under the terms of the contract, Vianet is licensing its software products, Video Messenger Pro (VMP) and Video Interactive (VI) to Beijing Telecom for its broadband services and Video Services Provider (VSP) applications. The Company expects to ship its licensed software under the first phase of the agreement at the end of August 2001. The Company expects to receive approximately $600,000 in cash for the first phase of the agreement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001

This quarterly report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations;
(ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace.

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

Our Business

We design and market advanced visual communication technologies and services that allow our customers to deliver rich media experiences as a market differentiator.

Our visual communication products are designed to utilize patented wavelet compression techniques that allow for the delivery of high quality video, multimedia content and data over the Internet and Intranet with less expense, delay and bandwidth usage. We believe that this technology allows us to provide our customers with a competitive advantage by providing high quality video applications at high data transfer rates to the desktop and, via "set top boxes", to the television. We intend to utilize this technology as the foundation for our value added services, and we expect this technology to serve as our main focus for future expansion.

Our objective is to become a leading provider of enabling technology, services and applications that allow customers to capitalize on the Internet's rapid growth as a commercial forum and private network operators to utilize improved visual communication experiences.

We believe that our combined product portfolio will allow us to excel in the Internet, private network, and value added services market segments. We intend to continue our development as a serious competitor in these and other niche market segments in the communications marketplace.

Compression Technology Products and Value Added Services

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

In March of 2000, we resumed development of Power Zoom. Power Zoom gives Web Developers the capability to serve high-resolution images over the Internet. By using a Power Zoom server, hosting sites give users the capability to zoom in on the details of a high-resolution image not seen with traditional serving techniques. Power Zoom is certified on IBM's Netfinity product line, and is available for general release.

In the second half of 2000, we completed the final release versions of Power Zoom, Video Interactive, Video Streaming, Video Messenger, and Video Messenger Pro. LS Video Interactive point to point has moved past the beta stage into a general release product. We are in the final stages of development based on input received from alpha customers of LS Video Interactive Multipoint and the beta release of this product is targeted for the end of August 2001.

No assurance can be given that these developments will be completed or that a market will exist for the products once the development is completed.

Results Of Operations

The following is a discussion of the financial condition and results of our operations for the three and six months ended June 30, 2001 and 2000, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, the notes related thereto, and the other financial data included elsewhere in this filing.

Periods ended June 30, 2001 and 2000

Revenues and other income

Revenues and other income for the three-months ended June 30, 2001 decreased to $50,619 as compared to revenues and other income of $460,677 during the three-month period ended June 30, 2000. In 2000, $390,000 was generated from one-time software licensing of our Lightning Strike Suite of Products in the Korean market.

Revenues and other income for the six months ended June 30, 2001 decreased to $79,067 as compared to revenues and other income of $579,148 during the six-month period ended June 30, 2000. In 2000, $74,334 was attributable to OEM sales, while $390,000 was generated from one-time software licensing of our Lightning Strike Suite of Products in the Korean market.

The Company has not yet generated any significant sales. Efforts have been concentrated on the development of distributor relationships, which has necessitated extensive testing of our products and the training of distributors staff. This effort is now well advanced and the Company expects to generate revenues in the second half of the year, although no assurances can be given that these sales will be generated. In addition, the Company has expended a substantial effort in completing the development work on a Licensing Server for delivery to a customer from which the first revenue is expected to be received in the third quarter 2001.

Costs and Expenses

Costs of goods and services sold

Costs of goods and services sold for the three-months ended June 30, 2001 increased $10,145 from nil as compared to the three-months ended June 30, 2000. The increase was due to the fact that the sales in 2001 consisted primarily of servers and cameras as opposed the software sale in 2000.

Costs of goods and services sold for the six-months ended June 30, 2001 increased $8,578 to $11,061, as compared to Costs of good and services sold of $2,483 during the six-months ended June 30, 2000. The increase was due to the fact that the sales in 2001 consisted primarily of servers and cameras as opposed to the software sale in 2000, in which the Company incurred nominal costs.

Selling, general and administrative

Selling, general and administrative expenses for the three-month period ended June 30, 2001 decreased $1,843,014 to $914,991, as compared to selling, general and administrative of $2,758,005 during the three-month period ended June 30, 2000. The company's operations were dramatically reduced in January 2001 due to a lack of available funding. All areas were affected including administrative staffing, sales support and sales personnel. The current staffing levels for selling, general and administrative have been reduced to fifteen as compared to thirty-five in 2000.

Selling, general and administrative expenses for the six-month period ended
June 30, 2001 decreased $1,693,914 to $2,974,369, as compared to selling, general and administrative of $4,668,283 during the six-month period ended
June 30, 2000. The company's operations were dramatically reduced in January 2001 due to a lack of available funding. All areas were affected including administrative staffing, sales support and sales personnel. The current staffing levels for selling, general and administrative have been reduced to fifteen as compared to thirty-five in 2000.

The company's expenditures in 2000 included (a) a consolidation of four separate office locations in to one location; (b) increased marketing expenditures to introduce its products to potential customers; (c) human resource acquisition costs in the deployment of personnel to execute its strategy and (d) legal and other administrative costs caused by the acquisitions.

Research and development

Research and development for the three-month period ended June 30, 2001 decreased $208,221 to $278,094, as compared to research and development of $486,315 during the three-month period ended June 30, 2000. The research and development efforts in 2001 have been primarily focused on the development of a Licensing Server and the completion of the Company's multi-point video conferencing product.

Research and development for the six-month period ended June 30, 2001 decreased $549,331 to $813,112, as compared to research and development of $1,362,443 during the six-month period ended June 30, 2000. The research and development efforts in 2001 have been primarily focused on the development of a Licensing Server and the completion of the Company's multi-point video conferencing product.

Provision for loss on Develcon receivable

Provision for loss on Develcon receivable was $936,386 and $1,386,386 for the three and six months ended June 30, 2000, respectively and nil for both the three and six-months ended June 30, 2001.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses for the three-month period ended June 30, 2001 decreased $425,544 to $83,915, as compared to depreciation and amortization expense of $509,459 during the three-month period ended June 30, 2000. The decrease was primarily attributable to the fact that the Company wrote off all intangible assets at December 31, 2000.

Depreciation and Amortization expenses for the six-month period ended June 30, 2001 decreased $795,919 to $209,322, as compared to depreciation and amortization expense of $1,005,241 during the six-month period ended June 30, 2000. The decrease was primarily attributable to the fact that the Company wrote off all intangible assets at December 31, 2000.

Interest Expense and Other Financing Charges

Interest expense and other financing charges for the three-month period ended June 20, 2001 was $3,662,292, as compared to $33,259 during the three-month period ended June 30, 2001. The year 2001 expense was primarily attributable to interest on convertible notes, amortization of debt discount and non cash charges relating to the issuance of warrants. The 2000 expense primarily relates to interest on notes payable.

Interest expense and other financing charges for the six-month period ended June 20, 2001 was $6,843,994, as compared to $358,397 during the six-month period ended June 30, 2001. The year 2001 expense was primarily attributable to interest on convertible notes, amortization of debt discount and non cash charges relating to the issuance of warrants. The 2000 expense primarily relates to interest on notes payable.

Loss from Discontinued Operations

Loss from discontinued operations for the three-month period ended June 30, 2001 was nil, as compared to $1,978,387 during the three-month period ended June 30, 2000. The 2000 operating loss was attributable to the operations of Access, our former subsidiary, which was discontinued in January 2001. The 2000 loss on disposal relates to Develcon, our former subsidiary, which was sold in January 2000.

Loss from discontinued operations for the six-month period ended June 30, 2001 was nil, as compared to $2,494,347 during the six-month period ended June 30, 2000. The 2000 operating loss was attributable to the operations of Access, our former subsidiary, which was discontinued in January 2001. The 2000 loss on disposal relates to Develcon, our former subsidiary, which was sold in January 2000.

Net Gain on Extinguishment of Debt

Net gain on extinguishment of debt includes an extraordinary net gain of approximately $718,800 in connection with the settlement of Develcon debt to Royal Bank Capital Corp. that Vianet guaranteed and a loss of approximately $60,600 related to issuing stock and warrants for debt for the six-months ended June 30, 2001.

Net Loss

Net loss during the three-month period ended June 30, 2001 was $4,898,818, as compared to $6,241,134 during the three-month period ended June 30, 2000.

Net loss during the six-month period ended June 30, 2001 was $10,114,587, as compared to $10,698,432 during the six-month period ended June 30, 2000.

Cash Position

For the six-month period ended June 30, 2001, the Company's cash position increased by $186,172 from $7,546 to $193,718. The principal source of cash was $3,404,905 that was generated from the Company's private placement offerings. The funds received were used to fund operating costs.

Inflation

Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity and Capital Resources

The working capital deficiency at June 30, 2001, was $11,530,146 compared to a working capital deficiency of approximately $7,177,756 at December 31, 2000. This increase in working capital deficiency was due to continued operating losses and the conversion of capital into secured debt as part of the company's funding arrangements in January through June 2001.

The Company has historically sustained its operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain creditors.

As of June 30, 2001, the Company had the following financing arrangements in place:

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

      o In March 2000, we purchased a $1,000,000 (face amount) note receivable from Develcon (a former Subsidiary) from a creditor of Develcon in exchange for the issuance of 250,000 shares of common stock issued at $3.00 per share and 375,000 Class D three year common stock purchase warrants, which are exercisable at $4.50 per share. The note has no carrying value as of June 30, 2001.

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

      The completion of the Tender Offer shall result in the Company receiving an aggregate of approximately $64,650 from the exercise of our class A and B warrants, which are dependent upon the declaration of effectiveness of a registration statement covering the shares issuable by the Securities and Exchange Commission, which registration statement was filed with the Securities and Exchange Commission on May 9, 2001. Such registration statement has not been declared effective.

      o In January 2001, the Company issued an aggregate of $2,100,000 principal amount of 8% Secured Convertible Notes (the "Notes") due January 9, 2002 in a private placement to eight investors. In addition, 9,999,999 five-year warrants to purchase common stock were issued at an exercise price not to exceed $0.28875, in connection with the issuance of the Notes. The exercise price of the warrants approximated 110% of the fair market value of our common stock at the time of issuance. Simultaneously with such transaction, shareholders of 1,566,666 shares of previously issued common stock agreed to return such shares for cancellation in consideration for the issuance of $4,700,000 convertible notes which is an amount equal to the original purchase price for such shares. The notes are due on January 9, 2002 and bear interest at a rate of 8% per annum. In connection with such transactions, the Placement Agents received cash fees of $103,750, warrants to purchase an aggregate of approximately 1,036,962 common shares, and $56,250 principal amount of the Notes. The Notes are considered to contain a beneficial conversion feature as they were issued at a conversion price, which was less than the fair value of the common stock at the date of issuance. The Company determined the fair value of the beneficial conversion feature of the Notes to be approximately $2,015,000. This amount was immediately expensed and included in Interest and other financing costs, as the conversion feature was immediately available to the investors. The Company also determined the fair value of the warrants issued to be approximately $3,168,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount is being amortized using the interest method over the term of the Notes. The amount included in Interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001 was approximately $1,338,000. The Notes are collateralized by all of the Company's assets and approximately 3,800,000 shares (the "Secured Shares") owned by the Company's Chairman and its CFO. In the second quarter 2001, the collateral was sold by the note-holders. The proceeds received by the note-holders approximated $216,000. This amount was used to reduce the liability of the Company and is reflected in the Consolidated Balance Sheet as of June 30, 2001.

      o In January 2001, the Company issued 1,000,000 shares of common stock and warrants to purchase 4,392,004 common shares at an exercise price not to exceed $0.28875 to a private investment group in consideration of their entering into an agreement to furnish a $10 million, 2-year equity line of credit. This agreement has been subsequently amended so as to provide that the Company will only be required to issue up to a maximum of 100,000,000 shares pursuant to the agreement. The Company determined the market value of the shares at the date of issuance to be $406,200 and the fair value of the warrants to be approximately $1,097,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. These amounts are included in Deferred offering costs in the Consolidated Balance Sheet as of June 30, 2001. The terms of the agreement allows the Company to request funds on a monthly basis. The funds available each month from this line shall be based upon the average daily price of our shares on each separate trading day during the twenty-two trading days following the delivery of our request for funds. There is a funding limit of $1.0 million in any one month. The Company will issue common shares to the investors in exchange for each month's credit line draw down. These common shares will be issued at 85% of the average daily price of our shares that are traded during the twenty-two trading days following the date the Company requests the funds. The utilization of the line of credit is dependent upon the declaration of effectiveness of a registration statement covering the shares issuable pursuant to the line of credit by the Securities and Exchange

      Commission, which registration statement was filed with the Securities and Exchange Commission on May 9, 2001. Such registration statement has not been declared effective.

      o In February 2001, the Company agreed to issue 1,427,623 shares of common stock to an existing shareholder in exchange for a $100,000 non-interest bearing demand loan. 867,623 and 560,000 of these shares were issued in March and April 2001, respectively. The Company determined the market value of the shares at the date of agreement to be approximately $379,000 and such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

      o In April 2001 through June 2001, the Company issued $1,358,750 one-year 8% convertible notes and 7,045,238 five-year warrants to purchase shares of common stock at a price not to exceed $0.28875. Simultaneously with and as a condition to these transactions, the shareholders of 334,000 shares of the common stock and 501,000 related warrants issued pursuant to previous private placement offerings agreed to return such shares and warrants for cancellation in consideration for the issuance of $1,002,000 one-year 8% convertible notes, which is the amount equal to their original purchase price for such securities. In connection with such transactions, the Placement Agents received cash fees of approximately $103,000, such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001. Placement Agents also received warrants to purchase an aggregate of approximately 228,380 common shares at a price not to exceed $0.28875. In addition, the Company issued 14,160,109 shares of common stock to shareholders that participated in financings prior to March 2000 and participated in the June 2001 financing. The Company received no proceeds from the 14,160,109 stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as at June 30, 2001. The Company determined the fair value of the warrants issued to be approximately $893,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount is being amortized using the interest method over the term of the Notes. The amount included in Interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001 was approximately $47,000.

      o In April 2001, the Company issued 1,254,618 shares of common stock in exchange for services previously performed and accrued in 2000 approximating $183,700 and issued 736,938 shares of common stock to employees in settlement of compensation approximating $103,000, such amount is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

      o In June 2001, the Company issued 949,733 shares of common stock to existing shareholders pursuant to clauses in the financing agreements completed prior to March 2000. The Company received no proceeds from this stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as at June 30, 2001.

      o In June 2001, the Company issued 1,406,250 shares of common stock to two investors in lieu of interest payments on notes payable. Approximately $298,000 is included in interest and other financing costs in the Consolidated Statement of Operations for the six-months ended June 30, 2001.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. However, we have experienced net losses of $10,114,587 for the six-month period ended June 30, 2001 and losses of $27,134,210 for the year ended December 31, 2000. We also had a net working capital deficit of $11,530,146 as of June 30, 2001 and $7,177,756 as of December 31, 2000. We must raise additional capital to meet our continuing operational needs. These factors raise doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet our payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

The Company has commitments under various agreements to issue shares beyond its authorized capital as required by the financing transactions described above and these can only be met if our shareholders approve a proposed increase in authorized shares. Unless our shareholders approve these transactions and approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000, we will be unable to perform our obligations under the agreements and will be in default pursuant to the terms of the agreements. Management of the Company believes that it is highly likely that such default will require the Company to substantially curtail or cease its operations, and may result in a total loss of shareholder's investment in the Company.

Potential Future Sources of Capital

After completing the above financings, we have a total of 83,487,577 warrants and options outstanding as of the date of this filing at an average issue price of $0.66. In the event that these warrants and options are all exercised we would receive approximately $55,448,000 in cash proceeds. The exercise of these warrants and options will depend on, among other things, the liquidity and price for our common shares. We do not control the exercise of these warrants and options and therefore no assurances can be given that any warrants will be exercised.

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

        We were a defendant in an action for a breach of contract claim relating to outstanding invoices for services rendered in the amount of $703,739. (Superior Court of California, County of Alameda, Cause # H217819-8) In March 2001, a default judgment was entered against Vianet in this matter. We engaged in discussions with the plaintiff regarding settlement and reached agreement with regard to a payment schedule whereby we paid the defendant $36,500 in July, with the balance payable over the following eleven months. The $702,739 of outstanding invoices is included in accounts payable and accruals on the balance sheet at June 30, 2001.

        We were a defendant in an action pending before the Collin County Court at Law No. 5, Collin County, Texas, entitled Huntington, Martin & Wood.
        v. Vianet Technologies, Inc. (Cause No.: 005-1304-00). This action was commenced by Hunting, Martin & Wood, on January 5, 2001, and sought $19,500 in damages for outstanding invoices for products sold or services rendered, plus lawyer's fees, interest and court costs. As of the date hereof, Vianet has reached an agreement with the plaintiff to pay $19,500 in installments, of which $6,000 has now been paid. The $19,500 of outstanding invoices is included in accounts payable and accruals on the balance sheet at June 30, 2001.

        We are a defendant in an action pending before the County Court at Law No. 2, County of Dallas, Texas, entitled AMS Production Group, Inc, v. Vianet Technologies, Inc. (Cause No.: CC-01-04590-B). This action was commenced by AMS Production Group, Inc on May 1, 2001, and seeks $56,790 in damages for outstanding invoices for products sold or services rendered, plus lawyer's fees, interest and court costs. As of the date hereof, Vianet has filed a response to the claim though no discovery has yet commenced. Accordingly, it is difficult to estimate the likelihood of an unfavorable outcome and estimate the amount or range of a potential loss at this time. The $56,790 of outstanding invoices is included in accounts payable and accruals on the balance sheet at June 30, 2001.

        We are a defendant in an action pending before the County Court at Law No. 2, Collin County of, Texas, entitled BMI Leasing v. Vianet Technologies, Inc. (Cause No.: 2-694-01). This action was commenced by BMI Leasing on June 22, 2001, and seeks $44,819 in damages for outstanding invoices for products sold or services rendered, plus lawyer's fees, interest and court costs. As of the date hereof, Vianet has filed a response to the claim though no discovery has yet commenced. Accordingly, it is difficult to estimate the likelihood of an unfavorable outcome and estimate the amount or range of a potential loss at this time. The $44,819 of outstanding invoices is included in accounts payable and accruals on the balance sheet at June 30, 2001.

        We are a defendant in an action pending before the Superior Court of Justice, Ontario, Canada (File # 99-CV-180354) in which the plaintiffs have asserted breach of contract and damages in the amount of $155,928 and punitive damages in the amount of $50,000. The Company has been defending this claim vigorously. Pleadings have been entered and the process of discoveries has commenced. We are currently engaged in discussions with the plaintiff regarding settlement of this matter, however no assurance can be given that an amicable settlement will be reached. In the event we are unable to consummate a settlement of this matter, we anticipate that the plaintiff will seek to pursue its claim.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        The Company is in default of its Senior Secured Notes through its failure to pay interest, the existence of judgments against the company in excess of $50,000 and through the cross default provision.

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


                                             VIANET TECHNOLOGIES, INC.
                                             --------------------------
                                             (Registrant)

Date:   August 17, 2001                         /s/Peter Leighton
        ---------------                      ------------------------
                                                   Peter Leighton
                                              Chief Financial Officer