Form 10QSB
period 2001-09-30
VIANET TECHNOLOGIES INC
filed 2001-11-19
CIK 894502

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    There were 60,521,381 shares of the registrant's Common Stock, par value $.001 per share, issued as of November 1, 2001.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                            Page
                                                                                            ----
Part 1       Financial Information

Item 1       Financial Statements

             Consolidated Balance Sheet at September 30, 2001 (unaudited)                       3

             Consolidated Statements of Operations for the three and nine-months
             ended September 30, 2001 and 2000 (unaudited)                                      4

             Condensed Consolidated Statements of Cash Flows for the nine-months
             ended September 30, 2001 and 2000 (unaudited)                                    5-6

             Notes to Consolidated Financial Statements (unaudited)                          7-13

Item 2       Management's Discussion and Analysis                                           14-23

Part II      Other Information

Item 1       Legal Proceedings                                                                 24

Item 2       Changes in Securities                                                             25

Item 3       Defaults Upon Senior Securities                                                   25

Item 4       Submission of Matters to a Vote of Security Holders                               25

Item 5       Other Information                                                                 25

Item 6       Exhibits and Reports on Form 8-K

             (a) Exhibits                                                                      25

             (b) Reports on Form 8-K                                                           25

             Signatures                                                                        26


                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (unaudited)


ASSETS

Current Assets:
   Cash ...................................................   $      7,045
   Accounts receivable, net of allowance of $76,996 .......         35,000
   Due from Escrow Agent ..................................         18,845
   Receivable from related party ..........................         48,017
   Prepaids and other current assets ......................         51,881
                                                              ------------

       Total Current Assets ...............................        160,788
                                                              ------------

Property and Equipment, less accumulated depreciation
   of $842,575 ............................................        378,877
                                                              ------------

Security Deposits .........................................        233,622
                                                              ------------

                                                              $    773,287
                                                              ============

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accruals ..........................   $  4,610,784
   Demand notes payable ...................................        365,000
   Convertible notes payable, net of discount of $1,666,827      9,231,790
   Net liabilities of discontinued operations .............        435,319
   Deferred revenue .......................................         11,000

                                                              ------------

       Total Current Liabilities ..........................     14,653,893
                                                              ------------

Deficiency in Shareholders' Equity
   Common shares, $0.001 par value; 100,000,000
     shares authorized; 53,008,621 shares issued
     and 52,918,684 shares outstanding ....................         53,009
   Treasury stock .........................................       (200,000)
   Subscription receivable ................................           (500)
   Additional paid-in capital .............................     32,614,644
   Warrants issued ........................................     15,301,768
   Deferred offering costs ................................     (1,571,226)
   Accumulated deficit ....................................    (60,078,301)

                                                              ------------

       Total Deficiency in Shareholders' Equity ...........    (13,880,606)
                                                              ------------

                                                              $    773,287
                                                              ============

       The accompanying notes are an integral part of these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended                  Nine Months Ended
                                                  ------------------------------      ------------------------------
                                                  September 30,     September 30,     September 30,    September 30,
                                                      2001              2000             2001             2000
                                                  ------------      ------------      ------------      ------------

Revenue and Other Income:
    Sales - other                                 $    631,102      $     14,166      $    702,706      $     88,500
    Sales - Opicom joint venture                            --                --                --           390,000
    Interest and other income                               --            30,494             7,463           145,308
                                                  ------------      ------------      ------------      ------------
                                                       631,102            44,660           710,169           623,808
                                                  ------------      ------------      ------------      ------------
Costs and Expenses:
    Cost of goods and services sold                     22,887            13,557            33,948            13,872
    Selling, general and administrative              1,317,722         2,038,959         4,817,300         6,709,410
    Research and development                           200,104         1,285,328         1,013,216         2,647,771
    Provision for loss on Develcon receivable               --                --                --         1,386,386
    Depreciation and amortization                       65,883           583,729           275,205         1,588,970
    Interest and other financing costs               1,539,483            45,757         6,029,006           404,154
                                                  ------------      ------------      ------------      ------------

                                                     3,146,079         3,967,330        12,168,675        12,750,563
                                                  ------------      ------------      ------------      ------------

Loss From Continuing Operations                     (2,514,977)       (3,922,670)      (11,458,506)      (12,126,755)
                                                  ------------      ------------      ------------      ------------

Discontinued Operations

    Operating loss                                          --        (1,170,858)               --        (2,665,205)
    Loss on disposal                                        --                --                --        (1,000,000)
                                                  ------------      ------------      ------------      ------------
Loss From Discontinued Operations, net
    of income tax of $0                                     --        (1,170,858)               --        (3,665,205)
                                                  ------------      ------------      ------------      ------------

Loss Before Extraordinary Item                      (2,514,977)       (5,093,528)      (11,458,506)      (15,791,960)

Net Gain on Extinguishment of Debt                          --                --           658,204                --
                                                  ------------      ------------      ------------      ------------

Net Loss                                          $ (2,514,977)     $ (5,093,528)     $(10,800,302)     $(15,791,960)
                                                  ============      ============      ============      ============

Gain (Loss) per share - basic and diluted
    Continuing operations                         $      (0.05)     $      (0.17)     $      (0.30)     $      (0.59)
    Discontinued operations                                 --             (0.05)               --             (0.18)
    Net gain on extinguishment of debt                      --                --              0.02                --
                                                  ------------      ------------      ------------      ------------

    Loss per share - basic and diluted            $      (0.05)     $      (0.22)     $      (0.28)     $      (0.77)
                                                  ============      ============      ============      ============

Weighted average number of shares outstanding       51,440,591        23,296,778        38,650,433        20,572,832
                                                  ============      ============      ============      ============





       The accompanying notes are an integral part of these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                          Nine Months Ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                     2001              2000
                                                 ------------      ------------


   Net Cash Used In Operating Activities         $ (3,880,796)     $(10,586,875)
                                                 ------------      ------------

Investing Activities:
   Security deposits                                    2,250                --
   Loans to related parties                           (16,349)          (94,652)
   Capital expenditures                                (1,020)         (963,021)
   Proceeds from note receivable -Develcon
    Electronics Ltd                                    30,000            25,000
                                                 ------------      ------------

   Net Cash Provided By (Used In)
    Investing Activities                               14,881        (1,032,673)
                                                 ------------      ------------

Financing Activities:
   Issuance of common stock and warrants               32,009        13,190,458
   Proceeds from secured convertible notes,
    net of amounts due from escrow agent            3,668,405                --
   Repayment of note payable                          (60,000)               --
   Proceeds from notes payable                        225,000                --
   Principal payments of long term debt                    --           (20,304)
   Loans from related parties                              --            48,783
                                                 ------------      ------------

   Net Cash Provided By Financing Activities        3,865,414        13,218,937
                                                 ------------      ------------

   Net (Decrease) Increase In Cash                       (501)        1,599,389

Cash at beginning                                       7,546           115,101
                                                 ------------      ------------

   Cash at end                                   $      7,045      $  1,714,490
                                                 ============      ============



       The accompanying notes are an integral part of these consolidated financial statements.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)



                                                                              Nine Months Ended
                                                                       --------------------------------
                                                                       September 30,       September 30,
                                                                           2001                2000
                                                                       ------------          ----------

Supplemental Disclosures of Cash Flow Information
    Cash paid for interest                                             $         --          $   95,887
                                                                       ============          ==========



Noncash Transactions:

    Conversion of notes payable into common stock                      $     37,971          $2,199,485
                                                                       ============          ==========

    Issuance of common stock and warrants                              $         --          $1,488,125
                                                                       ============          ==========

    Issuance of common stock for exercise of warrants                  $    407,356          $       --
                                                                       ============          ==========

    Issuance of warrants to placement agents                           $         --          $5,569,408
                                                                       ============          ==========

    Issuance of common stock and warrants in return for
      loan receivable from Develcon Electronics Ltd.                   $         --          $  750,000
                                                                       ============          ==========

    Contribution of shares for repayment of convertible notes          $    216,000          $       --
                                                                       ============          ==========

    Issuance of common stock and warrants for debt                     $  1,958,405          $       --
                                                                       ============          ==========

    Convertible notes and warrants issued for common stock             $  2,534,105          $       --
                                                                       ============          ==========

    Common stock issued for deferred offering costs                    $    475,560          $       --
                                                                       ============          ==========

    Warrants issued for deferred offering costs                        $  1,096,666          $       --
                                                                       ============          ==========


       The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Basis of Presentation:

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly-owned subsidiaries, Vianet Labs, Inc.
(Labs) and Vianet Access, Inc. (Access) (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. On January 12, 2001, Vianet disposed of the intellectual property relating to Access. For accounting purposes the effective date of this disposal is December 31, 2000. Accordingly, the consolidated financial statements have been restated to reflect Access as a discontinued operation. The Results of Operations for the three and nine-months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Revenue

Revenue is measured at the fair value of consideration received or receivable. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the Company's fee is fixed or determinable, and collectibility is probable. Arrangements may include services not essential to the functionality of any other element of the transaction such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. If an arrangement includes services, previously described revenue is allocated among the service and software elements of the arrangement. Revenue allocated to the service element is recognized as the services are performed or, if no pattern of performance is discernible, on a straight-line basis over the period during which the services are performed.

In July 2001, the Company signed a $3,300,000 two-year contract with Holy Universal Limited, a purchasing agency acting on behalf of Beijing Telecom. Under the terms of the contract, Vianet is licensing its software products, Video Messenger Pro and Video Interactive to Beijing Telecom for its broadband services and Video Services Provider applications. The Company shipped its licensed software under the first phase of the agreement in August 2001. In September 2001, the Company received approximately $600,000 in connection with this contract. The agreement contains a service element. Revenue allocated to the service element is recognized as the services are performed. Accordingly, the Company has included in Deferred Revenue amounts related to services to be performed. The Company has adopted SOP 97-2 "Software Revenue Recognition", as amended. In connection with this transaction, $11,000 is included in Deferred Revenue in the Consolidated Balance Sheet as of September 30, 2001 and $589,000 is included in Revenue in the Consolidated Statements of Operations for the three and nine-months ended September 30, 2001.

3.    Related Party Transactions

Purchase Agreement:

In January 2001, Vianet entered into a Purchase Agreement (the "Agreement") with Vida Technologies, Inc. under the terms of which Vianet agreed to convey (i) all of it's ownership and exclusive rights to all intellectual property related to Access, and (ii) the fiber optic product lines of Vianet and Access, to Vida Technologies, a corporation controlled by shareholders of Vianet and former employees of Access. Also, under the terms of the Agreement, Access assigned its executive employment agreements to Vida Technologies. No additional losses were recognized in the nine-month period ended September 30, 2001 related to the disposition of Access. The operating loss from discontinued operations of $1,170,858 and $2,665,205 for the three and nine-month periods ended September 30, 2000, respectively, resulted from the operations of Access.

Employment / Consulting Agreements:

The Company incurred consulting and management fees of approximately $212,500 during the nine-month period ended September 30, 2001 to CFM Capital Limited
(CFM) and Xelix Capital Limited (Xelix), entities controlled by the Company's former CFO and Chairman, respectively.

Fees and Expenses:

In January 2001, the Company paid WorldCorp Management Group, a shareholder, $122,500 in cash in connection with investor relations services performed. The fees were determined based upon financing transactions consummated and agreements in place at that time.

Related Party - Financings:

In March 2001, the Company issued warrants to purchase 2,437,553 (subsequently adjusted in September 2001 to 4,240,690) shares of common stock to CFM, at an exercise price of $0.16. CFM is controlled by Peter Leighton, the former Chief Financial Officer of Vianet. In addition, the Company issued warrants to purchase 1,218,777 (subsequently adjusted in September 2001 to 2,120,345) shares of common stock to Xelix, at an exercise price of $0.16. Xelix is controlled by Jeremy Posner, Vianet's Chairman. The exercise price of both the CFM and Xelix warrants are subject to adjustment in the event that Vianet issues any other securities at a price lower than $0.16 to a third party during the term of the warrants. In June 2001, the Company issued additional warrants to an unrelated party exercisable at $0.01, accordingly the warrants to CFM and Xelix have been adjusted to match the $0.01 exercise price. The number of warrants issued to CFM and Xelix was equal to 8% and 4% respectively, of the then outstanding number of shares of the company. During the ten-year term of the warrants, the number of warrants will be increased to equal 8% and 4% of the outstanding shares of the Company. The Company determined the fair value of the warrants to be approximately $700,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This consideration is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the nine-months ended September 30, 2001.

In February 2001, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock in connection with a distribution agreement. The warrants expire in two years and are exercisable at $0.25 per share. The Company determined the fair value of the warrants to be approximately $122,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount was recorded as a distribution fee and is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. The warrants were issued to Espre Inc., an entity controlled by the Company's Chief Executive Officer. In addition, the Company may issue additional warrants to purchase up to 2,000,000 shares of common stock at exercise prices of $0.25 to $0.50 per share expiring in two years from the date of issuance. The additional warrants will be issued on a pro rata basis based upon revenue resulting from the distribution agreement.

4.    Equity Transactions

Settlements:

During 2000, the Company recognized a contingent Bank Debt of $1,000,000 as a result of its guarantee of the debt of a former subsidiary, Develcon Electronics Ltd (Develcon). This debt was reflected as a note payable-bank at December 31, 2000. In January 2001, the Company settled the contingent Bank Debt by issuing 500,000 restricted common shares to Royal Bank Capital Corp. (the "Bank") in January 2001 and is obligated to issue as many as 500,000 additional shares of common stock in December 2001 in the event that the Company's shares trade below $3 in the period prior to December 2001. The market value of the shares issued was $140,600, which is recorded as an increase to additional paid-in capital on the Consolidated Balance Sheet as of September 30, 2001, and the fair value of the potential additional shares to be $140,600, which is recorded in accounts payable and accruals on the Consolidated Balance Sheet as of September 30, 2001. In connection with the foregoing transactions, the Company recorded an extraordinary net gain on extinguishment of debt of approximately $718,800 in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. In return, the Bank assigned its entire interest in Develcon's indebtedness to the Company. In August 2001, the Company assigned its entire interest in Develcon's indebtedness to Socordia Limited, a Canadian shareholder for $30,000.

In April 2001, the Company issued 1,254,618 shares of common stock in exchange for services previously performed and accrued in 2000 of approximately $183,700. In addition, 736,938 shares of common stock were issued to employees in settlement of compensation of approximately $103,000 arising in 2001. Such amount is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the nine-months ended September 30, 2001.

In September 2001, the Company recorded a charge of $62,000 for the issuance of 751,807 shares of common stock in satisfaction of liabilities incurred in the third quarter 2001 relating to salaries, legal fees and investor relations services. Such amount is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the nine-months ended September 30, 2001.

Demand Notes Payable:

In March 2001, the Company issued demand notes payable aggregating $75,000 to two investors, in exchange for cash. The notes are in default and bear an interest rate of 8% per annum. In addition, the notes contain provisions for payment of interest and financing costs with common stock of the Company.

In August 2001, the Company issued demand notes payable aggregating $50,000 to Seneca Capital Limited, in exchange for cash. The notes are in default and bear an interest rate of 8% per annum. In September 2001, the Company paid Seneca Capital Limited $10,000 as a partial principal payment on these notes.

Convertible Class A Notes Payable:

In July and August 2001, the Company issued approximately $146,400 Class A Notes to employees for $133,215 unpaid salaries. The notes are convertible into common stock at a conversion price of $0.06 per share and 5-year warrants with an exercise price of $0.10 per share issuable upon conversion. In July and August 2001, Noteholders elected to convert $73,720 of Class A Notes and the Company recorded a liability for the issuance of 1,199,999 shares of common stock and 1,199,999 warrants in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of September 30, 2001. The Notes are considered to contain a beneficial conversion feature as they were issued at a conversion price, which was less than the fair value of the common stock at the date of issuance. The Company determined the fair value of the beneficial conversion feature of the Notes to be approximately $139,000. This amount was immediately expensed and included in Interest and other financing costs in the Consolidated Statement of Operations for the three and nine-months ended September 30, 2001, as the conversion feature was immediately available to the investors.

Financings:

The Company has commitments under various agreements to issue shares beyond its authorized capital as required by the financing transactions described below and these can only be met if shareholders approve a proposed increase in authorized shares. Unless shareholders approve these transactions and approve an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 750,000,000, the Company will be unable to perform its obligations under the agreements and will be in default pursuant to the terms of the agreements.

In January 2001, the Company issued an aggregate of $2,100,000 principal amount of 8% Secured Convertible Notes (the "Notes") due January 9, 2002 in a private placement to eight investors. In addition, 9,999,999 five-year warrants to purchase common stock were issued at an exercise price not to exceed $0.28875, in connection with the issuance of the Notes. The exercise price of the warrants approximated 110% of the fair market value of our common stock at the time of issuance. Simultaneously with such transaction, shareholders of 1,566,666 shares of previously issued common stock agreed to return such shares for cancellation in consideration for the issuance of $4,700,000 convertible notes which is an amount equal to the original purchase price for such shares. The notes are due on January 9, 2002 and bear interest at a rate of 8% per annum. In connection with such transactions, the Placement Agent, Sunrise Securities Corp., received cash fees of $103,750, warrants to purchase an aggregate of approximately 1,036,962 common shares, and $56,250 principal amount of the Notes. The Notes are considered to contain a beneficial conversion feature as they were issued at a conversion price, which was less than the fair value of the common stock at the date of issuance. The Company determined the fair value of the beneficial conversion feature of the Notes to be approximately $2,015,000. This amount was immediately expensed and included in Interest and other financing costs, as the conversion feature was immediately available to the investors. The Company also determined the fair value of the warrants issued to be approximately $3,168,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount is being amortized using the interest method over the term of the Notes. The amount included in Interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001 was approximately $2,182,000. The Notes are collateralized by all of the Company's assets and approximately 3,800,000 shares (the "Secured Shares") owned by the Company's Chairman and its former CFO. In the second quarter 2001, the collateral was sold by the note-holders. The proceeds received by the note-holders approximated $216,000. In September 2001, the Company issued 310,000 shares of common stock and accrued for the issuance of 14,539 shares of common stock in connection with a noteholder's election to convert $37,971 of convertible notes.

In January 2001, we entered into a $10 million equity line of credit agreement. It should be noted that this agreement has since been terminated. In order to secure the equity line of credit agreement, we agreed to issue 1,000,000 shares of common stock and warrants to purchase 4,392,004 shares to the private investment group.

In January 2001, the Company issued 1,294,999 shares of common stock in exchange for services previously performed (and accrued in 2000) approximating $473,000. In addition, the Company issued 238,095 shares of common stock and warrants to purchase 238,095 shares of common stock at an exercise price not to exceed $0.28875 per share as full payment for a $50,000 outstanding debt. In connection with the issuance of these shares and warrants, the Company incurred a loss on the extinguishment of debt of approximately $60,600 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. The $60,600 loss has been included in net gain on extinguishment of debt in the Consolidated Statement of Operations for the nine-months ended September 30, 2001.

In January 2001, the Company issued 4,144,104 shares of common stock to shareholders that participated in prior private placements. The shares were issued as consideration for adjustments required due to a decrease in the market value of the Company's stock six months after the effective date of the registration statement relating to the securities purchased in these private placements. The Company received no proceeds from this stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as of September 30, 2001.

In February 2001, the Company issued 281,876 shares of common stock to Aegis Capital Corp, for placement agent services rendered in connection with a pending tender offer. The Company determined the market value of the shares at the date of issuance to be $68,360. Such amount is included in Deferred offering costs in the Consolidated Balance Sheet as of September 30, 2001.

In February 2001, in connection with a strategic marketing alliance with Ogilvy Group Inc. the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share expiring two years from the date of issuance. The Company determined the fair value of the warrants to be approximately $122,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount was recorded as a distribution fee and is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. In addition, the Company may issue additional warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share expiring two years from the date of issuance. The warrants will be issued on a pro rata basis based upon revenue resulting from the alliance.

In February 2001, the Company agreed to issue 1,427,623 shares of common stock to an existing shareholder in exchange for a $100,000 non-interest bearing demand loan. 867,623 and 560,000 of these shares were issued in March and April 2001, respectively. The Company determined the market value of the shares at the date of agreement to be approximately $379,000 and such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. In June and September 2001, the Company paid a total of $50,000 of the $100,000 obligation. The Company is in default on the unpaid balance of the loan.

In March 2001, the Company issued 175,000 shares of common stock to entities providing investor relations and consulting services. The Company determined the market value of the shares at the date of issuance to be $30,083 and such amount is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the nine-months ended September 30, 2001.

In April 2001 through May 2001, the Company issued $477,500 one-year 8% Secured Convertible Notes and 7,045,238 five-year warrants to purchase shares of common stock at a price not to exceed $0.28875. Simultaneously with and as a condition to these transactions, the shareholders of 334,000 shares of common stock and 501,000 related warrants issued pursuant to previous private placement offerings agreed to return such shares and warrants for cancellation in consideration for the issuance of $1,002,000 one-year 8% Secured Convertible Notes, which is the amount equal to their original purchase price for such securities. In connection with such transactions, Donald & Co. Securities, Inc., the Placement Agent, received cash fees of approximately $48,000, such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. Donald & Co. Securities, Inc. also received warrants to purchase an aggregate of 227,381 common shares at a price not to exceed $0.28875. The Company determined the fair value of the warrants issued to be approximately $893,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount is being amortized using the interest method over the term of the Notes. The amount included in Interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001 was approximately $212,000.

In May 2001, the Company issued warrants to purchase 225,000 shares of common stock at an exercise price of $0.01 per share expiring two years from the date of issuance for investor related services performed in June 2001. Accordingly, approximately $19,000 (the fair market value of the warrants) is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the nine-months ended September 30, 2001.

In June 2001, the Company issued $881,250 one-year 8% convertible notes. In connection with such transactions, Donald & Co. Securities, Inc. and Aegis Capital Corp., the Placement Agents, received cash fees of approximately $5,000 and $50,000, respectively, which is included in interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. Aegis Capital Corp. also received warrants to purchase an aggregate of approximately 1,968,392 common shares at an aggregate purchase price of $100 and warrants to purchase an aggregate of 788,188 common shares $0.08. The Company determined the fair value of the warrants to be approximately $146,450 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This consideration is included in interest expense and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. In addition, the Company issued 14,160,109 shares of common stock to shareholders that participated in financings prior to March 2000 and participated in the June 2001 financing. The Company received no proceeds from the 14,160,109 stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as of September 30, 2001. In September 2001, the Company issued 1,000,000 shares of common stock to existing shareholders in connection with and as a condition of the June 2001 financing. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital.

In June 2001, the Company issued 949,733 shares of common stock to existing shareholders pursuant to clauses in the financing agreements completed prior to March 2000. The Company received no proceeds from this stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital.

In June 2001, the Company issued 201,333 shares of common stock for the exercise of warrants with an exercise price of $0.01. Also, the Company issued 830,000 shares of common stock in exchange for the cancellation of 1,706,667 warrants at exercise prices ranging from $1.375 to $12.00.

In June 2001, the Company issued 1,406,250 shares of common stock to two investors in lieu of interest payments on notes payable. Approximately $298,000 (the fair market value of the issued shares) is included in interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001.

In August 2001, the Company issued 507,350 shares of common stock for the exercise of warrants with an exercise price of $0.05625. The Company received approximately $28,600 in connection with this transaction.

5.    Reclassification:

Certain reclassifications, in addition to the restatement for discontinued operations of Access, have been made to the 2000 consolidated financial statements to conform to the 2001 presentation. The Consolidated Statements of Operations for the three and nine-months ended September 30, 2000 have been restated to reflect the accrual of a previously contingent guarantee of $1,000,000 as a loss on disposal of the discontinued operations. Previously, such provision was included as "Provision for loss - Develcon" as a component of operations in the Consolidated Statements of Operations for the nine-months ended September 30, 2000. As a result, previously stated loss per share from continuing operations included in the Consolidated Statements of Operations of $0.22 and $0.77 for the three and nine-months ended September 30, 2000 has been restated to $0.17 and $0.59, respectively. Previously reported loss per share from discontinued operations was nil and has subsequently been restated to $0.05 and $0.18 for the three and nine-months ended September 30, 2000, respectively. The result of this restatement had no effect on total loss per share in the Consolidated Statements of Operations for the three and nine-months ended September 30, 2000.

6.   Employee Stock Incentive Plan:

In September 2001, the Company's Board of Directors elected to reduce the exercise price of 2,965,000 options previously issued under the plan to $0.10. In connection with this transaction the Company recorded a charge of $59,300, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations for the three and nine-months ended September 30, 2001.


7.    Subsequent Events:

On October 2, 2001 Vianet announced that the Company had signed a letter of intent to merge with Comm-Services Corporation (CSC), a privately held corporation with corporate offices in Plano, Texas. The merger is to include the CSC subsidiary Inter-Tel.NET, Inc., which was purchased by CSC from Inter-Tel, Inc. (as a result of this earlier transaction, Inter-Tel, Inc. holds a 17% equity position in Inter-Tel.NET,Inc. with the right to convert this into an equity position in CSC).

Following the completion of the merger, it is expected that existing CSC shareholders will hold a 60% ownership position in the combined companies, subject to adjustment on certain closing conditions. The merger of the two companies is subject to various conditions including due diligence, conversion of Vianet's secured notes into equity, deficit working capital financing and the signing of a customary definitive agreement.

In October 2001, three noteholders elected to convert approximately $327,300 convertible notes into 5,619,204 shares of common stock.

In October 2001, the Company's CFO resigned and its consulting and management agreement with CFM was terminated.

In November 2001,CFM elected to exercise warrants for 4,775,173 shares of common stock at an exercise price of $0.01 per share.

In November 2001,Xelix elected to exercise warrants for 2,387,587 shares of common stock an exercise price of $0.01 per share.

In November 2001, the Company agreed to issue 4,833,977 shares of common stock to existing shareholders pursuant to clauses in the financing agreements completed prior to March 2000. No proceeds were received by the Company from this stock issuance.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001

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

Our Business

We design and market advanced visual communication technologies and services that allow our customers to deliver visual media applications as a market differentiator. In the future, we will put a greater emphasis on our interactive video conferencing applications, with a major focus of offering bundled communication applications and services.

Our visual communication products are designed to utilize patent pending wavelet compression techniques that allow for the delivery of high quality video, multimedia content and data over the Internet and Intranet with less expense, delay and bandwidth usage. We believe that this technology allows us to provide our customers with a competitive advantage by providing high quality video applications at lower data transfer rates to the desktop and, via "set top boxes", to the television, than generally available in the marketplace. We intend to utilize this technology as the foundation for our value added services, and we expect this technology to serve as our main focus for future expansion.

We have developed this technology from a family of CODECs using Wavelet technology and have several patents pending. Our Lightning Strike product suite includes Video Streaming (Live broadcast & on demand video streaming), Video Messenger (encapsulated store and forward, capture, compression and play), Video Interactive (IP based point-point and multipoint video conferencing) and Power Zoom (image enhancement & delivery system). Recently, we introduced our Licensing Server. The Vianet Automatic Licensing E-commerce Server distinguishes between license creation and license renewal. License creation is used to convert the client application from a demo mode to a retail mode. The demo to retail conversion process will put the product in one of three modes: single use, time period, or permanent.

Our objective is to become a leading provider of enabling technology, services and applications that allow our customers and marketing partners to capitalize on the Internet's rapid growth as a commercial forum and private network operators to utilize improved visual communication experiences.

We believe that our combined product portfolio will allow us to excel in the Internet, private network, and value added services market segments. We intend to continue our development as a serious competitor in these and other market segments for bundled communication services.

Compression Technology Products and Value Added Services

We develop and sell data compression technologies and services utilizing a patent pending wavelet compression technique. Wavelet based technologies deliver data, video and multimedia content faster than conventional compression techniques. Furthermore, wavelet compression typically uses less bandwidth, costs less and yields higher quality video and still imagery than conventional techniques. In addition, this technology is flexible enough to be used in a variety of compression products for many types of data. Our key products include the Lightning Strike suite of products that include the following:

         o LS Video Messenger Pro - a product that enables users to send V-Mail, which consist of the E-mailing of a video file;

         o        LS Video Interactive - a suite of Video Conferencing products;

         o LS Power Zoom - a product that allows a user to zoom and pan on still images;

         o LS Video Stream - a streaming video product that allows users to view video on demand; and

         o LS Licensing Server - a server based application that manages deployment and version control for the other LS products

We have determined that the revenue model originally anticipated of direct product sales contains considerable uncertainties due in part to competition, market conditions and our customers' perception of value that our products provide. Accordingly, we have changed our marketing focus to the provision of visual communications as a bundled suite of service offerings, with an emphasis on broadband service providers and large systems integrators that specialize on turnkey network based, visual communications applications.

We intend to serve these market segments by providing video compression technology, as well as value added services to provide our customers with a competitive edge. We believe our products will enable communications across broadband networks that efficiently combine voice, data, graphics and video across geographic locations with high throughput, protocol flexibility, and system expandability.

Research and Development Activities

On acquisition, the Vianet Labs products were in the form of CODECS (COmpressor
- DECompressors) representing mathematical algorithms that had been utilized in a "proof of concept" suite of products known as LS Interactive, LS Messenger, LS Video Streaming, LS Power Zoom, LS Still Image, and LS Facial recognition. These products were in "pre alpha" form, worked only on one limited platform and were extremely "buggy" causing computer lock-ups and worse. Since the acquisition, Vianet's engineering effort has consisted of the design of professional Graphic User Interfaces (GUI's), a suite of end user applications, debugging and the integration across multiple platforms, as well the further enhancement and development of the basic CODECS.

LS Messenger Pro has moved from a proof of concept to a product phase. LS Messenger Pro has been tested on Windows 98, Windows NT, and Windows 2000. We have started to market these products with a positive response. Vianet signed a $3,300,000 contract with Holy Universal Limited, a purchasing agency acting on behalf of Beijing Telecom. This two-year contract is a license for 500,000 copies of both Messenger Pro and the Video Interactive product. The first phase, which includes 100,000 units of each application, plus two Licensing Servers, have been installed, accepted, billed and paid for by Beijing Telecom.

Power Zoom gives Web Developers the capability to serve up high-resolution images over the Internet. By using a Power Zoom server, hosting sites give users the capability to zoom in on the details of a high-resolution image not seen with traditional serving techniques. Power Zoom is certified on IBM's Netfinity product line, and is available for general release.

We completed the final release versions of Power Zoom, Video Interactive, Video Streaming, Video Messenger Pro and have recorded sales for all but the Power Zoom product at this time. We are in the final stage of Development based on input received from alpha and beta customers of LS Video Interactive Multipoint and have shipped nine multipoint conference room systems to Marshall Communications, one of our business partners for installation at FBI regional offices and an additional unit to Verizon that is installed in one of their customer demo centers. The next release with additional features including an enhanced GUI will be available by the end of November 2001. We will continue to add additional features that our customers ask for in future point releases.

We launched the development of the Licensing Server early in 2001 and completed the first release in the third quarter 2001 in time for installation in Beijing Telecom's public network. The Licensing Server allows service providers the flexibility to offer Video Messenger Pro and Video Interactive as a service offering. In addition, it allows service providers to decide what set of features to implement within each application and offer different feature sets at different fees. The Licensing Server and its ability to easily role out enhanced services, is one of the key reasons Beijing Telecom and Verizon chose to sign a contract with Vianet. The Licensing Server application is server based, can allow billing by the transaction, monthly, yearly or any increment the provider chooses, allows providers to offer free trials for any period they choose, tracks valid users and insures piracy protection.

No assurance can be given that a market will exist for the products once the development is completed.

Marketing Developments

During the last quarter, we made progress in a number of key areas. We completed the installation and received payment from Beijing Telecom for 100,000 copies of Messenger Pro and Video Interactive, along with two Licensing Servers. We signed a non-disclosure agreement (NDA) with Lockheed Martin and Kodak, which could lead to a joint development agreement for a new wireless application. We received official approval from Verizon's labs for both the internal use and reselling of our Video Interactive product. In addition, Verizon purchased multiple copies of both Video Messenger Pro and Video Interactive software for internal users. We have been accepted for certification testing by SBC's Tri Labs, which is a critical requirement before sales and distribution efforts can get underway. We worked with Eagle Wireless and their Set Top Boxes, which allowed us to provide a turnkey conference room system that met the needs of the FBI. This relationship should result in a cross licensing and distribution contract. We signed an agreement with Marshall Communications (Marshall), a government integrator specializing in satellite services. They are the integrator for the FBI systems and work with numerous government agencies. Marshall will be adding Vianet's product suite to the government's general services agreement (GSA) schedule. We signed a contract with SumaNetworks that includes a 50/50 revenue sharing arrangement, including the use of our Licensing Server, which allow three different bundled application offerings: One for dial up customers; another for DSL, cable modem or ISDN customers; and finally, one for enterprise LAN customers. SumaNetworks recently purchased the largest Cyber Cafe company with Cyber centers in over 70 high-end U.S. malls. SumaNetworks plans on offering Vianet's full suite of Lightning Strike products as a bundled service, which will be available for sale through these centers. We signed a NDA with Hughes Networks (Hughes). Hughes is deploying a new broadband satellite network to be launched at a future date and are evaluating our multipoint product as a potential service offering.

No assurance can be given that these market developments will be lead to any additional business or that a market will exist for any products or services jointly developed.

Subsequent Event:

On October 2, 2001 Vianet announced that the Company had signed a letter of intent to merge with Comm-Services Corporation (CSC), a privately held corporation with corporate offices in Plano, Texas. The merger is to include the CSC subsidiary Inter-Tel.NET, Inc., which was purchased by CSC from Inter-Tel, Inc. (as a result of this earlier transaction, Inter-Tel, Inc. holds a 17% equity position in Inter-Tel.NET,Inc. with the right to convert this into an equity position in CSC).

Following the completion of the merger, it is expected that existing CSC shareholders will hold a 60% ownership position in the combined companies, subject to adjustment on certain closing conditions. The merger of the two companies is subject to various conditions including due diligence, conversion of Vianet's secured notes into equity, deficit working capital financing and the signing of a customary definitive agreement.

CSC, through its subsidiary Inter-Tel.net, has a network of Cisco based, Level 3 co-location points of presence both domestically and internationally, providing high quality VoIP (voice over internet protocol) on and off net domestic and international long distance services. These services, which include transport and termination services, switched 1+VoIP, voice, fax and modem service, are provided to telecommunication carriers, business enterprises and other service providers. These providers in turn are able to offer their consumers high quality voice, data, and video communications. CSC uses Level 3's (3)CrossRoads service, which features destination-sensitive billing, the industry's first pricing based on the destination of Internet traffic rather than traditional flat rate pricing. Using (3)CrossRoads allows CSC to bypass congested Internet exchange points, minimizing latency and maintaining the quality of their IP-based enhanced services. This allows CSC to utilize an IP-based packet switching network that is designed to be more cost-efficient than traditional circuit-switching networks to offer services at very competitive rates. Cost efficiency is achieved by providing routing that bypasses many local access, long-distance tariff and settlement charges. The network architecture, which is open, scalable and standards-based, can accommodate rapid deployment of new services like video conferencing, enterprise Virtual Private Network (VPN) and enhanced data services. The addition of new services is merely an application overlay to the existing network and billing platform. This will allow new services to be introduced with lower capital costs.

Upon a successful merger, the combination of CSC's global IP network and Vianet's suite of visual media applications can offer consistent, high quality voice, video and data services to customers on a privately managed IP-based network, This network has Tier 1 bandwidth connections providing service at levels of quality and reliability that are not achieved over public networks such as the Internet. The network offers quality managed bandwidth required to offer high-quality service for applications like VoIP and Video conferencing. In addition, a state-of-the-art 24 X 7 network operations center is in place to monitor, analyze, and test all aspects of the network performance to assure high quality, minimize interruption of service to customers and manage dynamic switching to other routes for continued high quality service termination. For the enterprise customer we can offer a global VPN, with bandwidth management and Quality of Service, enabling us to offer business quality video conferencing and data collaboration any time, anywhere. We will provide managed broadband network access that combines the use of traditional broadband copper access and broadband wireless access where traditional wire access isn't practical. This combination allows us to offer both the traditional service providers and the enterprise customer a business reason to justify VPN services.

No assurance can be given that the parties will successfully complete the merger. Nor can any assurance be given that there will be a market for these combined services.

Results Of Operations

The following is a discussion of the financial condition and results of our operations for the three and nine months ended September 30, 2001 and 2000, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, the notes related thereto, and the other financial data included elsewhere in this filing.

Periods ended September 30, 2001 and 2000

Revenues and other income

Revenues and other income for the three and nine-month periods ended September 30, 2001 were $631,102 and $710,169, respectively, as compared to $44,660 and $623,808 during the three and nine-month periods ended September 30, 2000, respectively. In 2001, approximately $600,000 was generated from Phase I of a two-year contract with Holy Universal Limited, a purchasing agency acting on behalf of Beijing Telecom. Under the terms of the contract, Vianet is licensing its software products, Video Messenger Pro and Video Interactive to Beijing Telecom for its broadband services and Video Services Provider applications. In the nine-months ended September 30, 2000, $74,334 was attributable to OEM sales, while $390,000 was generated from one-time software licensing of our Lightning Strike Suite of Products in the Korean market.

Costs and Expenses

Costs of goods and services sold

Costs of goods and services sold for the three and nine-month periods ended September 30, 2001 were $22,887 and $33,948, respectively, as compared to $13,557 and $13,872 during the three and nine-month periods ended September 30, 2000, respectively. The increase in the respective periods was due to the increased sales in 2001 in connection with Phase I of a two-year contract with Holy Universal Limited.

Selling, general and administrative

Selling, general and administrative expenses for the three and nine-month periods ended September 30, 2001 were $1,317,722 and $4,817,300, respectively, as compared to $2,038,959 and $6,709,410 during the three and nine-month periods ended September 30, 2000, respectively. The decreases in the respective periods result from the Company's operations being dramatically reduced in January 2001 due to a lack of available funding. All areas were affected including administrative staffing, sales support and sales personnel. The current staffing levels for selling, general and administrative have been reduced to eleven as compared to thirty-five in 2000.

The company's expenditures in 2000 included (a) a consolidation of four separate office locations in to one location; (b) increased marketing expenditures to introduce its products to potential customers; (c) human resource acquisition costs in the deployment of personnel to execute its strategy and (d) legal and other administrative costs caused by the acquisitions.

Research and development

Research and development for the three and nine-month periods ended September 30, 2001 were $200,104 and $1,013,216, respectively, as compared to $1,285,328 and $2,647,771 during the three and nine-month periods ended September 30, 2000, respectively. The Company's research and development efforts in 2001 have been primarily focused on the development of a Licensing Server and the completion of the Company's multi-point video conferencing product.

Provision for loss on Develcon receivable

Provision for loss on Develcon receivable was nil and $1,386,386 for the three and nine month periods ended September 30, 2000, respectively and nil for both the three and nine-month periods ended September 30, 2001.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses for the three and nine-month periods ended September 30, 2001 were $65,883 and $275,205, respectively, as compared to $583,729 and $1,588,970 during the three and nine-month periods ended September 30, 2000, respectively. The decrease was primarily attributable to the fact that the Company wrote off all intangible assets at December 31, 2000.

Interest Expense and Other Financing Charges

Interest expense and other financing charges for the three and nine-month periods ended September 30, 2001 was $1,539,483 and 6,029,006, respectively, as compared to $45,757 and $404,154 during the three and nine-month periods ended September 30, 2000, respectively. The expense for the 2001 periods were primarily attributable to interest on convertible notes, amortization of debt discount and non cash charges relating to the issuance of warrants. The expense for the 2000 periods primarily relate to interest on notes payable.

Loss from Discontinued Operations

Loss from discontinued operations for the three and nine-month periods ended September 30, 2001 was nil, as compared to $1,170,858 and $3,665,205 during the three and nine-month periods ended September 30, 2000, respectively. The operating loss in the 2000 periods was made up of the operations of Access, our former subsidiary, which was discontinued in January 2001. The loss on disposal for the nine-month period ended September 30, 2000 relates to Develcon, our former subsidiary, which was sold in January 2000.

Net Gain on Extinguishment of Debt

Net gain on extinguishment of debt includes an extraordinary net gain of approximately $718,800 in connection with the settlement of Develcon debt to Royal Bank Capital Corp. that Vianet guaranteed and a loss of approximately $60,600 related to issuing stock and warrants for debt for the nine-months ended September 30, 2001.

Net Loss

As a result of the above factors, net loss during the three and nine-month periods ended September 30, 2001 was $2,514,977 and $10,800,302, respectively, as compared to $5,093,528 and $15,791,960 during the three and nine-month periods ended September 30, 2000, respectively.

Cash Position

For the nine-month period ended September 30, 2001, the Company's cash position decreased by $501 from $7,546 to $7,045. The principal source of cash was $3,668,405 that was generated from the Company's private placement offerings and $225,000 from the issuance of demand notes. The funds received were used to fund operating costs.

Inflation

Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity and Capital Resources

The working capital deficiency at September 30, 2001, was $14,493,105 compared to a working capital deficiency of approximately $7,177,756 at December 31, 2000. This increase in working capital deficiency was due to continued operating losses and the conversion of capital into secured debt as part of the company's funding arrangements in January through September 2001.

The Company has historically sustained its operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain creditors.

As of September 30, 2001, the Company had the following financing arrangements in place:

         o In September 1999, we borrowed $500,000 from a private investor at an interest rate of 11%. This loan is currently in default and can be converted at the option of the holder into common shares at an exchange rate of $3.75 per share.

         o We assumed convertible debentures (the "Debentures") as part of the acquisition of Vianet Labs in the amount of $1,125,000. The Debentures bear interest ranging from 6% to 8%, are convertible into a maximum of 370,170 shares of common stock through September 30, 2002. The Company is currently in default of interest payments in connection with these debentures.

         o In the fourth quarter 2000, we made tender offer for our class A, B and C warrants, pursuant to which we agreed to (i) reduce the exercise price of 100% of the class A common stock purchase warrants from $1.53 to $0.01, and (ii) reduce the exercise price of 50% of the class B common stock purchase warrants from $1.91 to $0.01, in consideration of the holders of such securities agreeing to (i) exercise 100% of the reduced price class A and B common stock purchase warrants, and (ii) cancel the remaining class B and C common stock purchase warrants which they currently hold or are entitled to receive.

                  The original terms and conditions of the tender offer required that funds and the certificates for the class A and B warrants be held in escrow until such time as a registration covering the sale of the common stock underlying the class A and B warrants was declared effective by the Securities and Exchange Commission. The tender offer has since been amended to remove the registration requirement, and, as amended, will remain open until December 27, 2001.

         o In January 2001, the Company issued an aggregate of $2,100,000 principal amount of 8% Secured Convertible Notes (the "Notes") due January 9, 2002 in a private placement to eight investors. In addition, 9,999,999 five-year warrants to purchase common stock were issued at an exercise price not to exceed $0.28875, in connection with the issuance of the Notes. The exercise price of the warrants approximated 110% of the fair market value of our common stock at the time of issuance. Simultaneously with such transaction, shareholders of 1,566,666 shares of previously issued common stock agreed to return such shares for cancellation in consideration for the issuance of $4,700,000 convertible notes which is an amount equal to the original purchase price for such shares. The notes are due on January 9, 2002 and bear interest at a rate of 8% per annum. In connection with such transactions, the Placement Agent, Sunrise Securities Corp., received cash fees of $103,750, warrants to purchase an aggregate of approximately 1,036,962 common shares, and $56,250 principal amount of the Notes. The Notes are considered to contain a beneficial conversion feature as they were issued at a conversion price, which was less than the fair value of the common stock at the date of issuance. The Company determined the fair value of the beneficial conversion feature of the Notes to be approximately $2,015,000. This amount was immediately expensed and included in Interest and other financing costs, as the conversion feature was immediately available to the investors. The Company also determined the fair value of the warrants issued to be approximately $3,168,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount is being amortized using the interest method over the term of the Notes. The amount included in Interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001 was approximately $2,182,000. The Notes are collateralized by all of the Company's assets and approximately 3,800,000 shares (the "Secured Shares") owned by the Company's Chairman and its former CFO. In the second quarter 2001, the collateral was sold by the note-holders. The proceeds received by the note-holders approximated $216,000. In September 2001, the Company issued 310,000 shares of common stock and accrued for the issuance of 14,539 shares of common stock in connection with a noteholder's election to convert $37,971 of convertible notes. The Company recorded $1,701 in accounts payable and accruals on the Consolidated Balance Sheet as of September 30, 2001.

         o In January 2001, we entered into a $10 million equity line of credit agreement. It should be noted that this agreement has since been terminated. In order to secure the equity line of credit agreement, we agreed to issue 1,000,000 shares of common stock and warrants to purchase 4,392,004 shares to the private investment group.

         o In February 2001, the Company agreed to issue 1,427,623 shares of common stock to an existing shareholder in exchange for a $100,000 non-interest bearing demand loan. 867,623 and 560,000 of these shares were issued in March and April 2001, respectively. The Company determined the market value of the shares at the date of agreement to be approximately $379,000 and such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. In June and September 2001, the Company paid a total of $50,000 of the $100,000 obligation. The Company is in default on the unpaid balance of the loan.

         o In April 2001 through May 2001, the Company issued $477,500 one-year 8% convertible notes and 7,045,238 five-year warrants to purchase shares of common stock at a price not to exceed $0.28875. Simultaneously with and as a condition to these transactions, the shareholders of 334,000 shares of common stock and 501,000 related warrants issued pursuant to previous private placement offerings agreed to return such shares and warrants for cancellation in consideration for the issuance of $1,002,000 one-year 8% convertible notes, which is the amount equal to their original purchase price for such securities. In connection with such transactions, Donald & Co. Securities, Inc., the Placement Agent, received cash fees of approximately $48,000, such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. Donald & Co. Securities, Inc. also received warrants to purchase an aggregate of 227,381 common shares at a price not to exceed $0.28875. The Company determined the fair value of the warrants issued to be approximately $893,000 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This amount is being amortized using the interest method over the term of the Notes. The amount included in Interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001 was approximately $212,000.

         o In April 2001, the Company issued 1,254,618 shares of common stock in exchange for services previously performed and accrued in 2000 of approximately $183,700 and issued 736,938 shares of common stock to employees in settlement of compensation of approximately $103,000 arising in 2001, such amount is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the nine-months ended September 30, 2001.

         o In June 2001, the Company issued 949,733 shares of common stock to existing shareholders pursuant to clauses in the financing agreements completed prior to March 2000. The Company received no proceeds from this stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as of September 30, 2001.

         o In June 2001, the Company issued 1,406,250 shares of common stock to two investors in lieu of interest payments on notes payable. Approximately $298,000 is included in interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001.

         o In July and August 2001, the Company issued 507,350 shares of common stock for warrants with an exercise price of $0.05625 and cancelled 532,350 warrants at exercise prices ranging from $2.00 to $7.00. The Company received approximately $28,600 in connection with these transactions, which are recorded on the Consolidated Balance Sheet as of September 30, 2001.

         o In June 2001, the Company issued $881,250 one-year 8% convertible notes. In connection with such transactions, Donald & Co. Securities, Inc. and Aegis Capital Corp., the Placement Agents, received cash fees of approximately $5,000 and $50,000, respectively, such amount is included in interest and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. Aegis Capital Corp. also received warrants to purchase an aggregate of approximately 1,968,392 common shares at an aggregate purchase price of $100 and warrants to purchase an aggregate of 788,188 common shares $0.08. The Company determined the fair value of the warrants to be approximately $146,450 by using commonly accepted valuation methodologies including the Black Scholes Model, which utilizes risk free interest rates, volatility and available market information. This consideration is included in interest expense and other financing costs in the Consolidated Statement of Operations for the nine-months ended September 30, 2001. In addition, the Company issued 14,160,109 shares of common stock to shareholders that participated in financings prior to March 2000 and participated in the June 2001 financing. The Company received no proceeds from the 14,160,109 stock issuance. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as of September 30, 2001. In September 2001, the Company issued 1,000,000 shares of common stock to existing shareholders in connection with and as a condition of the June 2001 financing. The Company recorded the par value of the shares issued as a reduction of additional paid-in capital on the Consolidated Balance Sheet as of September 30, 2001.

         o In September 2001, the company recorded an accrual for the issuance of 751,807 shares in satisfaction of approximately $62,000 of expenses relating to salaries, legal fees an investor relations liabilities incurred in the third quarter 2001, such amount is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the nine-months ended September 30, 2001 and in accounts payable and accruals on the Consolidated Balance Sheet as of September 30, 2001.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. However, we have experienced net losses of $10,800,302 for the nine-month period ended September 30, 2001 and losses of $27,134,210 for the year ended December 31, 2000. We also had a net working capital deficit of $14,493,105 as of September 30, 2001 and $7,177,756 as of December 31, 2000. We
must raise additional capital to meet our continuing operational needs. These factors raise doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet our payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

The majority of the Company's Accounts Payable are delinquent. The Company is working with its vendors to procure revised payment terms, although there can be no assurances that the Company will be successful in this endeavor.

The Company has commitments under various agreements to issue shares beyond its authorized capital as required by the financing transactions described above and these can only be met if our shareholders approve a proposed increase in authorized shares. Unless our shareholders approve these transactions and approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 750,000,000, we will be unable to perform our obligations under the agreements and will be in default pursuant to the terms of the agreements. Management of the Company believes that it is highly likely that such default will require the Company to substantially curtail or cease its operations, and may result in a total loss of shareholder's investment in the Company.

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

         We were a defendant in an action for a breach of contract claim relating to outstanding invoices for services rendered in the amount of $702,739. (Superior Court of California, County of Alameda, Cause # H217819-8) In March 2001, a default judgment was entered against Vianet in this matter. We engaged in discussions with the plaintiff regarding settlement and reached agreement with regard to a payment schedule whereby we paid the defendant $36,500 in July, with the balance payable over the following eleven months. In September 2001, we paid the defendant $73,000 and agreed to pay $62,000 per month once the anticipated merger is complete. The $702,739 of outstanding invoices less the payments of $36,500 and $73,000 is included in accounts payable and accruals on the balance sheet at September 30, 2001.

         We were a defendant in an action pending before the Collin County Court at Law No. 5, Collin County, Texas, entitled Huntington, Martin & Wood.
         v. Vianet Technologies, Inc. (Cause No.: 005-1304-00). This action was commenced by Hunting, Martin & Wood, on January 5, 2001, and sought $19,500 in damages for outstanding invoices for products sold or services rendered, plus lawyer's fees, interest and court costs. As of the date hereof, Vianet has reached an agreement with the plaintiff to pay $19,500 in installments, of which $6,000 has now been paid. The $19,500 of outstanding invoices less the $6,000 payment is included in accounts payable and accruals on the balance sheet at September 30, 2001. In October, the Company settled its entire obligation with the defendant.

         We are a defendant in an action pending before the County Court at Law No. 2, County of Dallas, Texas, entitled AMS Production Group, Inc, v. Vianet Technologies, Inc. (Cause No.: CC-01-04590-B). This action was commenced by AMS Production Group, Inc on May 1, 2001, and seeks $56,790 in damages for outstanding invoices for products sold or services rendered, plus lawyer's fees, interest and court costs. As of the date hereof, Vianet has filed a response to the claim though no discovery has yet commenced. Accordingly, it is difficult to estimate the likelihood of an unfavorable outcome and estimate the amount or range of a potential loss at this time. The $56,790 of outstanding invoices is included in accounts payable and accruals on the balance sheet at September 30, 2001.

         We are a defendant in an action pending before the County Court at Law No. 2, Collin County of, Texas, entitled BMI Leasing v. Vianet Technologies, Inc. (Cause No.: 2-694-01). This action was commenced by BMI Leasing on June 22, 2001, and seeks $44,819 in damages for outstanding invoices for products sold or services rendered, plus lawyer's fees, interest and court costs. As of the date hereof, Vianet has filed a response to the claim though no discovery has yet commenced. Accordingly, it is difficult to estimate the likelihood of an unfavorable outcome and estimate the amount or range of a potential loss at this time. The $44,819 of outstanding invoices is included in accounts payable and accruals on the balance sheet at September 30, 2001.

         We are a defendant in an action pending before the Superior Court of Justice, Ontario, Canada (File # 99-CV-180354) in which the plaintiffs have asserted breach of contract and damages in the amount of $155,928 and punitive damages in the amount of $50,000. The Company has been defending this claim vigorously. Pleadings have been entered and the process of discoveries has commenced. While there were earlier discussions with the plaintiff regarding settlement of this matter, no final settlement has been reached and no assurance can be given that an amicable settlement will be reached. In the event we are unable to consummate a settlement of this matter, we anticipate that the plaintiff will seek to pursue its claim.

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


                                          VIANET TECHNOLOGIES, INC.
                                          --------------------------
                                          (Registrant)

Date: November 19, 2001                   /s/Jeremy Posner
                                          ---------------------
                                          Jeremy Posner
                                          Chief Financial Officer