Form 10KSB
period 2001-12-31
VIANET TECHNOLOGIES INC
filed 2002-04-16
CIK 894502

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

------------------------------------------------------------------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2001 Commission File No. 000-29177
                          -----------------

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's revenues for its most recent fiscal year were $17,628,364.

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $29,762,000 as of April 8, 2002 based on the closing sale price of such stock on the OTC Bulletin Board as of that date.

As of April 8, 2002, there were 571,195,876 shares of Common Stock, $.001 par value, issued and 571,105,939 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

We were originally incorporated in the State of Delaware on March 20, 1998. In March 1999, we consummated a merger with Radar Resources, Inc., a Nevada Corporation, under the terms of which we merged with and into Radar through an exchange of shares. Upon completion of the merger, Radar changed its name to Vianet Technologies, Inc. In June 2000, we reincorporated under the laws of the State of Delaware.

In December 2001, we acquired 100% of the outstanding capital stock of Comm Services Corporation ("CSC") in a merger transaction. CSC operates as a division of Vianet and is a wholesaler of telecommunications services that sells international long distance voice and data service to global carriers that include regional Bell operating companies, competitive local exchange carriers, long distance companies and private network providers. CSC provides its services through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. CSC was originally incorporated on February 16, 2001.

Although Vianet was the surviving legal entity in the merger, the transaction has been accounted for as an issuance of equity by CSC, and a recapitalization of CSC under the capital structure of Vianet in exchange for the net assets of Vianet. This type of transaction is commonly referred to as a reverse acquisition. Under the purchase method of accounting, the historical results of CSC have been carried forward and Vianet's operations have been included in the financial statements commencing on the merger date. Accordingly, all of the historical 2001 results included here are those of CSC only. Further, on the date of the merger, the assets and liabilities of Vianet were recorded at their fair values, with the excess purchase consideration allocated to goodwill and consolidated with the balance sheet of CSC. Results of operations after the merger will include the results of both companies on a consolidated basis.

PRINCIPAL PRODUCTS AND SERVICES

The Company, through CSC, offers telecommunications services both domestically and internationally, providing high quality Voice Over Internet Protocol , commonly referred to as VoIP, long distance services. These services, which include transport and termination services, a switched direct dialing VoIP, commonly referred to as 1+dialing, voice, fax and modem service, and Network Monitoring Operations Center Services, are provided to telecommunication carriers, business enterprises and other service providers. CSC enables telephony communications service providers to offer their consumers high quality voice, data, and video communications. CSC delivers its services through its IP-based packet switching network that is designed to be more efficient than traditional circuit-switching networks. CSC is able to charge customers highly competitive rates because its transmission costs are generally lower than those incurred by traditional circuit-switching competitors. The CSC network reduces transmission costs by providing routing which bypasses many local access, long-distance tariff and settlement charges.

The Company's network is designed to allow it to accommodate rapid deployment of new services like video conferencing, enterprise Virtual Private Networks (VPN) and enhanced data services.

Vianet is continuing its business of designing and marketing advanced data visual communication technologies and services, which utilize a wavelet compression technique Wavelet based technologies deliver data, video and multimedia content faster than conventional compression techniques. Furthermore, wavelet compression typically uses less bandwidth, costs less and yields higher quality video and still imagery than conventional techniques. Our key products include the Lightning Strike suite of products, which include LS Video Messenger, LS Video Interactive, LS Power Zoom and LS Video Stream. All of these products utilize our wavelet technology, and offer customers high quality desktop video applications. Our key video products include the Lightning Strike suite of products such as:

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

         o LS Video Stream - a streaming video product that allows users to view video on demand; and

         o LS Licensing Server - a server based application that manages deployment and version control for the other LS products.

The combination of CSC's global IP network and Vianet's suite of visual media applications results in the Company being able to offer consistent, high quality voice, video and data services to customers on a privately managed IP-based network. This network has Tier 1 bandwidth connections, providing service at levels of quality and reliability that are difficult to achieve over public networks, such as the Internet, and making it ideal for applications like VoIP and Video conferencing. In addition, a state-of-the-art network operations center is in place to monitor, analyze and test all aspects of the network performance 24 hours a day, 7 days a week, to assure high quality and to minimize interruption of service to customers.

The Company is now able to provide enterprise customers with a global Virtual Private Network, with bandwidth management and Quality of Service, or QoS, features, for business quality video conferencing and data collaboration, any time, anywhere. Further, the Company can now provide managed broadband network access, combining the use of traditional broadband copper access and broadband wireless access where traditional wire access isn't practical. This combination allows the Company to offer both the traditional service providers and the enterprise customers a business reason to justify VPN services.

We also offer video compression technology, as well as value added services, which provide our customers with a competitive edge. We believe our products will enable communications across broadband networks that efficiently combine voice, data, graphics and video across geographic locations with high throughput, protocol flexibility, and system expandability.

MARKETS

Our principal target markets for video products are advertising companies, ISPs (Internet Service Providers) and ASPs (Application Service Providers), corporate enterprises and government agencies seeking to provide a visual experience to improve communications, brand awareness and access to digitized documents and images. Our market for telecommunications services is primarily to international long-distance telecommunication service providers on a wholesale basis.

We believe that our video markets are tied to the progress and development of the Internet, the deployment of broadband access, the growth of the SOHO (Small Office Home Office), distance learning and to private network infrastructure.

The Company believes that growth in these sectors is currently high, and that it appears to be continuing. We believe that this growth will require a similar growth in the demand for software and hardware to support the systems used by Internet service providers, private networks and individual end users, as well as a similar growth in the demand for products that more efficiently communicate over these systems. Video communications technology allows two or more parties in different locations to use video and audio to communicate simultaneously in a real-time environment. Since video provides an effective means of communication with "face to face" benefits when participants are unable to meet in a common location, we expect this market to expand substantially. The overall video communications market is a rapidly growing large market. According to industry sources, the total video communications market in the United States is expected to grow to $5.8 billion by 2005.

The telecommunications market was dramatically affected by deregulation of certain aspects of the telecommunications industry and especially with the divestiture by AT&T (American Telephone & Telegraph, Inc.) of the regional bell operating companies. A number of competitive telecommunications companies were formed to avail themselves of the business opportunities thus offered. Today, there are over 500 U.S. long distance companies. Foreign deregulation and privatization have also allowed new long distance providers to emerge in other foreign markets, although the timing and effects are still uncertain. Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. Industry estimates provide that the lower prices for telecommunications services that have resulted from increased competition have been more than offset by decreases in the costs of providing such services and increases in telecommunications usage. These estimates rely upon FCC data for the period 1989 through 1995, during which per-minute settlement payments by U.S.-based carriers to foreign PTTs fell 31.4%, from $0.70 per minute to $0.48 per minute while per-minute international billed revenues fell only 13.7%, from $1.02 in 1989 to $0.88 in 1995. It is expected that as settlement rates and capacity costs continue to decline, international long distance will continue to provide opportunities in the telecommunications market.

Telecommunications VoIP services consist of both traditional and enhanced voice and data services between ordinary phones and the addition of interactive voice capability to computers, web sites and email. These services satisfy both the extensive market of existing phone users and the expanding market of computer users. Our data networks as compared to traditional telephone networks are better suited to deliver future enhanced services to both phone users and computer users due to the ability to address user specific needs and flexible utilization. Moreover, the Internet is the most cost-effective data network for transmitting any type of data worldwide, including voice. According to the International Telecommunications Union the year 2000 was the first time Internet capacity exceeded international telephone circuit capacity. According to industry sources, the international long distance market by 2003 may approach $190 billion in revenues.

As the Internet continues to develop as a communications and business tool, we believe that both business and home Internet users will adopt enhanced services that require additional bandwidth and web functionality. We intend to serve these market segments by providing video compression technology, as well as value added services to provide our customers with the competitive edge they need. We believe our products will enable communications across broadband networks that efficiently combine voice, data, graphics and video across geographic locations with high throughput, protocol flexibility, and system expandability. We feel our products currently offer the service and quality the video market is seeking.

Sales, Marketing & Distribution

We market and sell our video, data and voice products and services to corporations, advertising agencies, ISPs/ASPs, distributors and VARs (Value Added Resellers) in commercial, government, medical and educational markets through direct sales, resellers and agents. We primarily market our international telecommunications services through our direct wholesale carrier services sales staff. We regularly attend and are exhibitors at Internet and telecom trade shows where we meet potential customers and offer new products and services to existing customers.

Our existing and prospective customers are provided with sales, advertising and promotional materials by our account service personnel. Product demonstration facilities are maintained in our offices. We also provide our sales force with ongoing training to ensure that it has the necessary expertise to effectively market and promote our products.

We also maintain an Internet web site, which provides extensive information about our Company, its products and services and contact information.

For the period from February 2001 through December 2001, the five largest telecommunications customers represented 74.4% of the Company's revenue while the ten largest customers represented 92.5%.

Competition

We operate in markets that are extremely competitive and are influenced significantly by the marketing and pricing decisions of other industry members. The barriers to entry are not insurmountable in any of the markets in which we compete. We expect competition in these markets to intensify in the future. We compete with both telecommunication service providers and manufacturers or resellers of video communications products, some of which are larger, have longer operating histories have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. Consequently, these competitors can devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with a large installed customer base may have a significant competitive advantage over us. Accordingly, these potential customers may not consider or evaluate our products. We expect to face increased competition, particularly price competition, from other technology providers. These vendors may develop products with functionality similar to our products or may provide alternative solutions. Our distributors and OEMs may also compete with us by selling their own current products or products that they may develop, as well as selling products that they purchase from us. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to develop and offer competing products.

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

The long distance telecommunication market is highly competitive as we compete for customers in the telecommunications markets primarily based on price and quality of service offered and experience intense price competition in our telecommunications business. There are several large and numerous small competitors and we expect to face continuing competition on price and service offerings from existing competitors and new market entrants in the future. Increased competition could force us to reduce our prices if our competitors are able to procure rates or enter into service agreements that are comparable to or better than those we obtain. Similarly, we have no control over the prices set by our competitors in the long distance resale carrier-to-carrier market.

Intellectual Property

As of March 31, 2002, we have filed three patent and two trademark applications, which applications are in various stages in the process for approval. The patent information is as follows:

                                                              APPLICATION
                           TITLE                                NUMBER
-----------------------------------------------------------   ------------

System and Method for Image Compression and Decompression      09/038,562

System and Method for Image Compression and
      Decompression - Divisional                               09/727,242

System and Method for Image Compression and
      Decompression - Divisional                               09/727,241

The trademark matters are an application for "Changing the Bandwidth Equation
(CTM)" which is being examined and an approved application for "Lightning
Strike."

Government Regulation of the Telecommunications Industry

As a U.S. telecommunications company, the Company is subject to regulation by federal agencies and states within which it operates. As a non-dominant carrier, as classified by the Federal Communications Commission ("FCC") and defined as lacking substantial power to influence market prices in the U.S., the Company's provision of international and domestic long distance telecommunications services in the U.S. is generally subject to less regulation than a dominant carrier. The FCC and relevant state authorities regulate ownership of transmission facilities, provision of services and the terms and conditions under which the Company's services are provided. The Company's services are subject to the provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the "Act") and the related regulations. Various state laws and regulations as administered by the relevant state authorities are also applicable.

In the United States, to the extent that the Company offers services as a carrier, the Company is required to obtain authority under Section 214 of the Act, in order to provide telecommunications service that originates within the U.S. and terminates outside the United States. The Company has obtained the required Section 214 authorization from the FCC to provide U.S. international service. In addition, as a condition of the Company's Section 214 authorization, the Company is subject to various reporting and filing requirements. Failure to comply with the FCC's rules could result in fines, penalties, forfeitures or revocation of the Company's FCC authorization.

The use of the Internet to provide telephone service is a recent development. Although the FCC has determined that information service providers, including Internet protocol ("IP") telephony providers, are not telecommunications carriers, the Company cannot be certain that the FCC will continue to maintain this position. If the FCC determines that IP telephony is subject to regulation as a telecommunications service, it may subject providers of Internet telephony services to traditional common carrier regulation and require them to make universal service contributions and pay access charges to terminate long distance traffic. In addition to the FCC and Congress, state regulatory authorities and legislators may also assert jurisdiction and regulate the provision of intrastate IP telephony services.

Although the Company provides international long-distance termination services, it is common in the industry for domestic vendors to impose certain fees upon services unless specifically exempted. The FCC issued an order in 1997 to implement the provisions of the Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to pay fees based on certain interstate and international end user telecommunications revenues. Many state regulatory agencies have also begun proceedings to revise state universal support mechanisms to make them consistent with the requirements of the Act. As a result, the Company may be subject to state, as well as federal, universal service fund contribution requirements, which will vary from state to state. The amounts remitted to the Universal Service Fund may be billed to the Company's customers. If the Company does not bill these amounts to its customers, its profit margins may be less than if it had elected to do so. However, if the

Company elects to bill these amounts to its customers, customers may reduce their use of the Company's services, or elect to use the services provided by the Company's competitors. In May 2001, the FCC proposed several changes to its Universal Service Fund regulations that, if adopted, would alter the basis on which the Company's Universal Service Fund contributions are determined and the ability and means by which such contributions may be recovered from the Company's customers. The effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry generally and on certain of the Company's business activities are not known at this time.

Research and Development Activities

We employ a technical staff that is devoted to the improvement and enhancement of our existing Internet products and services as well as the development of new technologies and products. We employ a staff of 13 software engineers who develop, test and evaluate proprietary applications. The costs associated with these efforts in the year ended December 31, 2001 totaled approximately $1,160,000 while similar costs for the year ended December 31, 2000 totaled approximately $1,545,000. To augment these resources, we employ independent consultants. We expect that we will continue to commit resources to research and development in the future to further develop our products.

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

We completed the final release versions of Power Zoom, Video Interactive, Video Streaming, Video Messenger Pro and LS Video Interactive Multipoint. We will continue to add additional features that our customers ask for in future releases of all our products.

We launched the development of the Licensing Server early in 2001 and completed the first release in the third quarter 2001. The Licensing Server allows service providers the flexibility to offer Video Messenger Pro and Video Interactive as a service offering. In addition, it allows service providers to decide what set of features to implement within each application and offer different feature sets at different fees. The Licensing Server has the ability to easily implement enhanced services. The Licensing Server application is server based, can allow billing by the transaction, monthly, yearly or any increment the provider chooses, allows providers to offer free trials for any period they choose, tracks valid users and insures piracy protection.

No assurance can be given that a market will exist for the products once the development is completed. Nor can there be any assurance that we will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all.

Employees

As of December 31, 2001, we had 69 full-time employees. Of these employees, 16 are in sales and marketing, 46 in technical services and customer support, and 7 in finance and administration. None of our employees are represented by a labor union. We believe that our employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our executive offices are located at 6509 Windcrest Drive, Suite 160, Plano, Texas 75024. We occupy these premises pursuant to a 5-year lease agreement expiring September 2005. As of December 31, 2001, the Company was in the second year of the lease. The annual rent for this facility is approximately $183,400 for the initial lease year, $220,000 in year 2, $239,200 in years 3 and 4, and $258,300 in year 5, plus the tenant's proportional share of operating and other expenses. The terms of the lease require 200,000 shares of registered common stock to be placed in escrow as a security deposit. The shares will be released from escrow and returned to Vianet for cancellation at a rate of 20% per annum.

The Company leases office space in Reno, Nevada under a lease that expires on July 15, 2002. This office space is located at 885 Trademark Drive, Reno, Nevada 89511. Total rental expense for this facility for the period from February 16, 2001 through December 31, 2001, was $ 81,159.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, except as described below.

We were a defendant in an action for a breach of contract claim relating to outstanding invoices for services rendered in the amount of $702,739 (Superior Court of California, County of Alameda, Cause # H217819-8). In March 2001, a default judgment was entered against Vianet in this matter. We engaged in discussions with the plaintiff regarding settlement and reached agreement with regard to a payment schedule whereby we paid the defendant $36,500 in July, with the balance payable over the following eleven months. In September 2001, we paid the defendant $73,000 and agreed to pay $62,000 per month starting in January 2002. We have not made any payments since September 2001. The $702,739 of outstanding invoices less the payments of $36,500 and $73,000 is included in accounts payable on the balance sheet at December 31, 2001.

We are a defendant in an action pending before the Superior Court of Justice, Ontario, Canada in which the plaintiffs have asserted breach of contract and damages in the amount of $155,928.31 and punitive damages in the amount of $50,000.00. Agreement in principal has been reached between the parties on mutually satisfactory terms for the resolution of this matter and withdrawal of the claim. The Company is currently awaiting the receipt of the formal Settlement Agreement.

In addition, there are approximately 21 vendors with pending litigation matters, which relate to collection actions for existing accounts payable in the aggregate of $488,000. We are not aware of any fact indicating that a governmental authority is contemplating a proceeding against the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

The Company's Annual Meeting of Shareholders was held on December 28, 2001 in Plano, Texas. The Company's shareholders voted on, and approved, the following six items:

         1. The Company's shareholders elected the following one (1) director to hold office until his successor is elected and qualified or until his earlier resignation or removal. The result of the vote was as follows:

MEMBER                        FOR              AGAINST          ABSTENTIONS
------                        ---              -------          -----------

Gregory A. Somers          40,927,895            --                41,992

         2. The Company's shareholders approved the potential issuance of preferred stock in excess of the currently authorized capital stock. The result of the vote was as follows:

                             For                  40,814,033
                             Against                 122,658
                             Abstentions              33,196

         3. The Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of the Company's common stock from 100,000,000 shares to 750,000,000 shares. The result of the vote was as follows:

                             For                  40,779,037
                             Against                 139,823
                             Abstentions              51,027

         4. The Company's shareholders approved an increase of the number of shares of the Company's common stock issuable under the Company's 1999 Employee Stock Option Plan to 37,500,000. The result of the vote was as follows:

                             For                  39,517,019
                             Against               1,419,672
                             Abstentions              33,196

         5. The Company's shareholders approved the Board of Directors' selection of McGladrey & Pullen LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The result of the vote was as follows:

                             For                  40,927,895
                             Against                  41,992
                             Abstentions                  --

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Vianet's Common Shares, $0.001 par value per share, are currently traded on the NASD OTC Electronic Bulletin Board (the "Bulletin Board") under the symbol "VNTK."

The following table sets forth the range of high and low closing bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                           PERIOD                          HIGH         LOW
                           ------                          ----         ---

    YEAR ENDED DECEMBER 31, 1999:
             First Quarter ...........................    11.25        10.125
             Second Quarter ..........................    11.6875       6.50
             Third Quarter ...........................     7.75         4.75
             Fourth Quarter ..........................     4.75         1.25

    YEAR ENDED DECEMBER 31, 2000:
             First Quarter ...........................     8.4375       3.8125
             Second Quarter ..........................     6.0625       2.375
             Third Quarter ...........................     3.125        0.9844
             Fourth Quarter ..........................     1.375        0.2812

    YEAR ENDED DECEMBER 31, 2001:
              First Quarter ..........................     0.48         0.14
              Second Quarter .........................     0.22         0.06
              Third Quarter ..........................     0.14         0.07
              Fourth Quarter .........................     0.17         0.08

    January 1, 2002 through March 31, 2002:                0.14         0.06
    April 1, 2002 through April 8, 2002:                   0.10         0.09

On April 8, 2002, the closing sale price for our Common Shares, as reported by the Bulletin Board, was $0.09 per share.

As of April 8, 2002, there were 571,105,939 shares of Common Stock outstanding and there were approximately 1,157 registered holders of our Common Stock.

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

Overview
--------

In December 2001, Vianet Technologies, Inc. acquired 100% of the outstanding capital stock of Comm-Services Corporation ("CSC") in a merger transaction. CSC is a wholesaler of telecommunications services that sells international long distance voice and data service to global carriers that include regional Bell operating companies, competitive local exchange carriers, long distance companies and private network providers. CSC provides its services through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. CSC was incorporated on February 16, 2001. Although Vianet was the surviving legal entity in the merger, the transaction is accounted for as an issuance of equity by CSC and a recapitalization of CSC under the capital structure of Vianet in exchange for the net assets of Vianet. This type of transaction is commonly referred to as a reverse acquisition. Under the purchase method of accounting, CSC's historical results have been carried forward and Vianet's operations have been included in the financial statements commencing on the merger date. Accordingly, all of the historical 2001 results included here are those of CSC only. Further, on the date of the merger, the assets and liabilities of Vianet were recorded at their fair values, with the excess purchase consideration allocated to goodwill and consolidated with the balance sheet of CSC. Results of operations after the merger will include the results of both companies on a consolidated basis. CSC was incorporated in February 2001 and due to the effects of the reverse merger accounting, the Company does not present revenues from operations in each of the last two years nor the last fiscal year and an interim period in the current year. Therefore the Company is providing information for its plan of operations.

Plan of Operation
-----------------

With Vianet's recently completed merger with Comm-Services Corporation (CSC), Vianet now offers video telecommunications that are both cost effective and readily facilitated.

Vianet has combined its powerful patented video compression technology with an advanced global, broadband IP network to enable enterprise companies worldwide to easily utilize low-cost and user-friendly video media applications to enhance their global business communications. By contrast, we believe Vianet's video competitors are constrained by less effective technology and slower, more costly legacy networks.

CSC is a wholesaler of telecommunications services that sells international long distance voice and data service to global carriers for delivery through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. These carriers include regional Bell operating companies, competitive local exchange carriers, long distance companies and private network providers. The efficiency of our managed VoIP network, our least cost routing structure and bandwidth capacity allow CSC to offer competitive prices to carrier and reseller customers for international termination. Since the telecommunication services market is predominantly driven by price and quality in the carrier segment, management believes its competitive prices and excellent network quality will result in revenue growth with attractive margins. The Company's present customer base is predominantly comprised of carriers; however, the Company is expanding its services offerings and dedicating resources to expanding its services to prepaid debit card providers for termination services. The Company will be providing traffic monitoring and card activation services in conjunction with its termination services to prepaid debit card providers, but will not be engaged in the retail sale and distribution of prepaid debit cards. In addition, the Company is aggressively expanding its vendor relationships to allow greater capacity to high traffic destinations while still achieving margin goals. The Company believes it can achieve its margin and revenue goals using its existing network equipment.

We will offer business-quality video communications competitively priced and with comparable ease of accessibility. Vianet will be effective in this market because it owns and controls the critical technology and the broadband network to make this high level of video communications possible.

Vianet has a fundamental market advantage because it now possess two critical elements necessary to a video service provider in today's video telecommunications market:

    o Developing applications for which customers will pay a premium price including:
              o    Multipoint videoconferencing without a conference bridge,
              o    Real time and video-on-demand (VOD) streaming,
              o    Personal VOD applications,
              o    Digital image compression, and
              o    Still image power zooming applications;
    o A broadband IP-based global network, which it uses to provide bundled telecom services to enterprise customers.

Unlike other video service providers, Vianet controls the compression technology that creates broadcast-quality video applications. This ownership allows Vianet to continually improve the performance of its video applications and stay several steps ahead of its competitors. Vianet also owns and controls its own global, IP backbone network that has been designed from the ground up with the newest network technology to provide feature rich applications to its enterprise customers. Vianet thus avoids the problem traditional service providers have with their legacy networks that were built for voice traffic. Because it controls its own broadband network, Vianet can also provide low-cost bundled services including:

    o    Enterprise Virtual Private Network (VPN) services;
    o    Low cost domestic and international long distance;
    o    High-speed Internet access;
    o    Multi-point audio and video conferencing;
    o    Video chat;
    o    Video Email;
    o    Personal VOD;
    o    Multipoint video security;
    o Multipoint video conferencing integrated to multiparty interactive games;
    o    IP-based voice mail;
    o    Digital image compression and;
    o    Power Zoom to turn e-commerce into a virtual reality experience.

Vianet has a sales force in service that can take advantage of the enormous cross-selling opportunities within the enterprise customers of the organization. This sales force is focused on establishing a distribution network that reaches large global enterprise accounts and broadband service providers that are looking to add value added services to their existing broadband service offerings.

The key advantages of Vianet's technology that will be available to video product customers include:

    o A superior, proprietary CODEC (coder-decoder), which generates the industry's leading streaming video encoding and compression capabilities,
    o Smaller file sizes, which result in the industry's fastest current delivery capability,
    o Broadcast-quality video and teleconferencing applications which are practical and in current use by several large global corporations,
    o Lower bit rates, which allow broadcast-quality delivery over current limited, narrowband networks as well as broadband networks,
    o    Standards based products which allows for platform compatibility, and
    o A robust cost effective Cisco Powered IP backbone that is among the first to offer SS7 over IP.

Vianet's advanced video applications technology will allow it to become a premier video application service provider of choice for Fortune 1000 companies and telecom carriers worldwide. Vianet has combined the most powerful video compression technology with an advanced, global, broadband IP network to enable enterprise companies worldwide to easily utilize low-cost and user-friendly video media applications to enhance their global business communications.

Liquidity and Capital Resources
-------------------------------

Vianet and CSC have operated at a deficit since inception and expects to incur significant additional operating losses until the Company generates significant cash flow from operations. Management believes the Company will be able to satisfy its cash needs through outside sources and internal operations. We reported a net loss of $14,168,656 during the year ended December 31, 2001 for the operations of CSC and Vianet experienced a deficit in operating results. Cash flow provided by operations and sales of our equity securities have allowed us to maintain a positive cash flow balance although working capital deficits have increased.

Positive cash flow from operations sales is expected to begin in third quarter 2002. We face considerable risk in completing each of our business plan steps, such as potential cost overruns; a lack of interest in our products in the market on the part of customers; potential further deterioration of the telecommunications market; and/or a shortfall of funding due to an inability to raise capital through equity transactions or financing. If further funding is required and no funding is received, this would hinder our ability to meet our operating goals until such time as necessary funds could be raised. There can be no assurance that the Company will be able to obtain additional financing on terms and conditions acceptable to the Company or at all.

Potential Future Sources of Capital
-----------------------------------

We are currently seeking sources of additional financing, either in the form of equity and/or debt financing, to provide the additional capital in order to fund our current operations, expand our scope of operations and pursue our business strategy. We intend to complete any equity financing by issuing securities at prices equal to the current market value on the date of such financing. In addition, we anticipate that we will be required to issue equity securities in consideration of obtaining any such debt financing. We also plan to satisfy outstanding liabilities in the form of equity subject to the acceptance of each debt holder. However, no assurance can be given that we will be successful in completing any financing or liability satisfaction. If we are unsuccessful in completing any financing, we will not be able to fund our current expenses.

We have used and intend to continue to use the proceeds from the financings described to execute our sales plan. Our ability to achieve success with our business is dependent upon obtaining additional financing.

Going Concern Matters
---------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended December 31, 2001, the Company incurred losses of $14,168,656 for the period from February 16, 2001 (Inception) through December 31, 2001. The Company is also in arrears on its capital lease obligations in the amount of $1,082,037 as of December 31, 2001 and has negative working capital of $17,749,467. The majority of the Company's Accounts Payable are delinquent. The Company is working with its vendors to procure revised payment terms, although there can be no assurances that the Company will be successful in this endeavor. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustment relating to the recovery and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations, to obtain financing arrangements or equity investment on a timely basis sufficient to satisfy current working capital needs and ultimately to attain profitability. The Company is actively pursuing additional financing and equity financing through discussions with lenders and investment bankers.

Summary
-------

Our management believes that upon full implementation of our business plan, sufficient revenues will be generated to meet operating requirements. However, no assurance can be given that such goal will be obtained or that our expected revenues will be realized at sufficient levels and profitability to fund our operations without additional capital. Such inability could have a materially adverse effect on our business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of our production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond our control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which we are operating. Forward-looking statements are based on management's current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the following risks:

    o we may be unable to obtain adequate sources of outside financing in order to continue to satisfy our cash needs until cash flow from operations is sufficient to fund our needs;
    o our telecommunications services are highly sensitive to declining prices;
    o competition in our core businesses could substantially reduce our revenues and our profits;
    o our revenues and profits will not increase if we are unable to effectively market our video products and expand our telecommunications business;
    o our operations will be impaired if we are unable to obtain cost effective services from the telecommunications vendors that we rely upon;
    o termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries;
    o our revenues and our growth will suffer if our retailers and sales representatives fail to effectively market and distribute our products and services;
    o our profitability will be impaired if we experience difficulties in collecting our receivables;
    o the infringement or duplication of our proprietary technology could increase our competition and we could incur substantial costs in defending or pursuing any claims relating to proprietary rights;
    o network construction or upgrade delays and system disruptions or failures could prevent us from providing our services, cause us to lose customers and adversely affect our business;
    o we may infringe on third party intellectual property rights and could become involved in costly intellectual property litigation;
    o creditors who have remained unpaid may initiate collection proceedings which could hamper our operations due to the short term cash needs required or the effect on assets subject to debt.

ITEM 7.  FINANCIAL STATEMENTS.

The response to this item is set forth at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 2, 2000, the Company was notified that the Company's independent auditors, Edward Isaacs & Company, LLP had merged with McGladrey & Pullen, LLP and that Edward Isaacs & Company, LLP would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was appointed as the Registrant's new auditor.

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

On February 21, 2002, Vianet Technologies, Inc. was notified by McGladrey & Pullen, LLP that they were electing to cease the client-auditor relationship. The cessation of the client-auditor relationship was not a result of any disagreement with the Company but resulted from the recent change of control of the Company.

McGladrey & Pullen, LLP was engaged as the Company's independent auditor on October 2, 2000. Since that date and any subsequent interim periods preceding the date of resignation, the Company and McGladrey & Pullen, LLP had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report McGladrey & Pullen, LLP might have issued. Furthermore, none of McGladrey & Pullen, LLP's reports on the Company's consolidated financial statements contained an adverse opinion, disclaimer of opinion, or modification or qualification of opinion, except that McGladrey & Pullen, LLP's report on the consolidated financial statements for the year ended December 31, 2000 contains an explanatory paragraph indicating that there is substantial doubt as to the Company's ability to continue as a going concern.

Effective as of February 26, 2002, the Company engaged Hein + Associates LLP as its new independent auditor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers, directors and key executives of Vianet, and their ages as of the date hereof, are as follows.

     ------------------------- ------- ----------------------------------------
     NAME                        AGE   POSITION
     ------------------------- ------- ----------------------------------------

     Jeremy T.G. Posner           56   Chairman and Secretary
     ------------------------- ------- ----------------------------------------
     Gregory A. Somers            47   President and Director
     ------------------------- ------- ----------------------------------------
     Peter Ianace                 53   Chief Executive Officer and Director
     ------------------------- ------- ----------------------------------------
     Victor Goetz                 46   Senior Vice President, Chief Financial
                                       Officer, Chief Compliance Officer &
                                       Assistant Secretary & Director
     ------------------------- ------- ----------------------------------------
     Robert Logan                 57   Senior Vice President and Chief
                                       Operating Officer
     ------------------------- ------- ----------------------------------------
     Brian Berger                 37   Chief Technology Officer & Vice
                                       President of Engineering
     ------------------------- ------- ----------------------------------------
     Robert Thompson              55   Vice President, Sales
     ------------------------- ------- ----------------------------------------
     Stephen Wagner               45   Director
     ------------------------- ------- ----------------------------------------

Set forth below is a biographical description of each director and senior executive officer of Vianet based on information supplied by each of them.

         JEREMY POSNER was one of the founders of Vianet in 1998 and has been Board Chairman since the Company's inception. From 1988 to 1997, Mr. Posner was a Senior Vice President and Director of Intelect Communications Inc., where he was responsible for the development of the strategic direction of the company as well as running its European operations. Prior to joining Intelect, Mr. Posner headed an international consulting and investment group, where he assisted with the corporate planning and development of client companies as well as raising venture capital. Mr. Posner holds a MBA from York University, Toronto Canada, and a Bachelor of Laws from the University of Birmingham, England.

         GREGORY A. SOMERS has been the President and a Director of Vianet since December 2001. Mr. Somers was one of the founders of Comm Services Corporation and has served as that company's President and CEO as well as its subsidiary, Inter-Tel.Net, Inc. These companies offer facilities' based wholesale international and domestic long distance service to many markets including carriers, debit card providers and aggregators. Mr. Somers formed Comm Services Corporation in May of 2001. Thereafter, in July 2001, Comm Services acquired 83% of Inter-Tel.Net. From July 1999 to April 2001, Mr. Somers was Senior Vice President of Operations for World Access Telecommunications, a public company. From 1992 to June of 1999, Mr. Somers was President and CEO of Comm/Net Services Corporation, which was acquired by World Access Telecommunications in June of

1999. Mr. Somers' career has involved the creation, development and sale of a number of companies in both the telecommunications and automotive industries over more than twenty years.

         PETER IANACE was appointed Chief Executive Officer of the Company in April 2001 and joined the Board of Directors in May 2001. Mr. Ianace previously served as the Vice President, Business Development of Vianet from October 1999 to January 2001. Prior to his affiliation with Vianet, Mr. Ianace served as the President and Chief Executive Officer of Intelect Network Technologies from April 1995 to April 1999, where he managed the growth and integration of worldwide sales and product development and his responsibilities included equity capitalization and strategic relationship building and partnering. Mr. Ianace's earlier career included executive positions with PacTel Meridian Systems, AT&T, Sperry Corporation and IBM.

         VICTOR GOETZ has been the Senior Vice President, Chief Financial Officer, Chief Compliance Officer & Assistant Secretary of Vianet since December 2001. In addition, Mr. Goetz joined Vianet as a member of the Board of Directors in accordance with the Agreement and Plan of Merger in December 2001. Since March 2001, Mr. Goetz has been the Chief Financial Officer of Comm Services Corporation. Prior thereto, from December 1998 through June 2000, Mr. Goetz served as a Vice President and Chief Financial Officer of World Access Telecommunications Group Inc., a wholly owned subsidiary of World Access, Inc., which provided wholesale international long distance voice and data services through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. Previously, Mr. Goetz was an Executive Vice President and Chief Financial Officer of Cherry Communications Incorporated from October 1997 to December 1998, when the company was acquired by World Access, and he held earlier positions with the Metromedia International Group, Inc. and the Actava Group Inc. Mr. Goetz is a Certified Public Accountant and an inactive member of the Georgia Bar. He earned a Bachelors of Business Administration in 1977, a Juris Doctorate in 1980 and a Masters of Accounting
(Tax) in 1981 from the University of Georgia.

         ROBERT LOGAN Mr. Logan joined the Company as Chief Operating Officer in August 2000. From January 1999 to July 2000, he was Director of Sales, Systems Integration Division, of ASI Business Solutions, a company, which provides network connected print management and output consulting services. From September 1997 to December 1998, he was Chief Executive Officer and Director of Marketing of Mirus Ltd., a provider of high volume direct mail software. From January 1996 to September 1997, Mr. Logan held senior positions with Ikon Corp. Overall, he brings to Vianet a twenty-eight year background in computing devices, hardware, software and services, including positions with Alco Standard Corporation, and Xerox Corporation. He earned his Bachelor of Science and Bachelor of Arts degrees from Kansas State University.

         BRIAN BERGER Mr. Berger joined Vianet in December 1999, initially in the capacity of Director of Engineering, but being promoted to Vice President of Engineering in May 2000 and adding the responsibilities of Chief Technology Officer in December 2001. Prior to joining Vianet, between March 1998 and December 1999, Mr. Berger held the positions of Senior Director, Customer Satisfaction and Senior Director, Hardware Development of Coyote Technologies, Inc., a telephone-switching firm. In addition, from 1990 to February 1998, he held several positions of increasing responsibility with DNA Enterprises, Inc. a technology-consulting firm, where he was awarded a patent for his telecommunications work. Mr. Berger holds a Bachelor of Science in Electrical Engineering from Texas A&M University and a Masters of Science in Electrical Engineering from the University of Texas at Dallas.

         ROBERT THOMPSON Mr. Thompson joined Vianet as Vice President of Sales in June 2001. Mr. Thompson has had a twenty-year career in data and telecommunications. From 1995 until joining Vianet, he was owner/partner in RPC International, serving such clients as Williams Communications, Summus Inc. and Cytware Corporation. Previously Mr. Thompson held positions with Synoptics Communications, Wang Laboratories, ICOT Corporation, First Data Resources and Cable Data Corporation. Mr. Thompson earned a Masters degree at Ball State University, and a Bachelors degree at Indiana University.

         STEPHEN WAGNER Mr. Wagner joined Vianet as a member of the Board of Directors in accordance with the Agreement and Plan of Merger in December 2001. In August 2001, Mr. Wagner was appointed President and Chief Operating Officer of ATSI Communications, Inc., a facilities-based provider of international telecommunications services, where he has full responsibility for ATSI's telecom operations in the U.S. Prior to joining ATSI, Mr. Wagner served as President of Qwest Communications International's Southern Region. He held management positions at LCI International and USLD Communications before those companies were acquired by Qwest in 1998 and 1997, respectively. Mr. Wagner has more than twenty years telecommunications-related experience including management positions with Fone America, Telesphere Communications /NTS, CTI Corporation and DSC Communications. He earned his Bachelor's degree in Business Administration from Ohio State University.

CLASSIFICATION OF THE BOARD OF DIRECTORS

The Company has a classified board of directors, with the board being divided into three classes having staggered terms of three years each. Under the classified board provision, the board of directors was divided into three classes, designated Class I, Class II and Class III. The Class II directors will hold office until the 2002 annual meeting of stockholders; the Class III directors will hold office until the 2003 annual meeting of stockholders; and the Class I directors will hold office until the 2004 annual meeting of stockholders; and, in each case, until their successors are duly elected and qualified or until their earlier resignation, removal from office or death. As a result, only one class of directors will be elected at each annual meeting of stockholders, with the remaining classes continuing their respective three-year terms.

Gregory A. Somers is the sole current Class I director; Peter Ianace and Stephen Wagner are the current Class II directors; and Jeremy T.G. Posner and Victor Goetz are the current Class III directors.

DIRECTOR AND EXECUTIVE COMPENSATION

Directors, not otherwise directly or indirectly employed by the Company are entitled to each receive a cash fee of $12,000 per annum for services provided in that capacity and are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board or any committee thereof they attend. In the year ended December 31, 2001, there were no Directors receiving such fees. Following his appointment to the Board, Mr. Wagner will receive such fees. All other directors are employed directly or indirectly employed by the Company and are not entitled to such fees.

In September 2001, the Company granted 5 year warrants to purchase 40,000 shares, exercisable at $0.15 per share, to each of Messrs. Robert Bailey, Darrell Elliot, Paul Whitlock and Tim Sullivan in consideration of services rendered by each of them as directors in 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2001, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 except for Jeremy Posner who failed to file once.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets for the certain summary information concerning the compensation paid for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2001, 2000 and 1999 to Vianet's Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus were in excess of $100,000 (collectively, the "Named Executive Officers"), during its fiscal years ended December 31, 2001:

--------------------------------------------------------------------------------------------------------------------------------
                                                       Annual Compensation                    Long-Term Compensation
                                                  ------------------------------ -----------------------------------------------
                                                                                          Awards                   Payouts
                                                                                 -------------------------- --------------------
                                                                          Other
                                                                          Annual  Restricted    Securities
                                                                         Compen-    Stock       Underlying    LTIP     All Other
                                                                          sation   Award(s)      Options/    Payouts   Compensa-
      Name              Position           Year    Salary ($)  Bonus ($)   ($)      ($)(2)      SARs(#)(1)     ($)      tion ($)
--------------------------------------------------------------------------------------------------------------------------------
Pete Ianace  (3)    CEO                    2001    $150,000    $ 14,400     --     $ 30,000      1,000,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    Executive Vice
                    President              2000    $200,000    $ 50,000     --           --        250,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    Vice President         1999    $100,000    $ 75,000     --           --             --      --        --
--------------------------------------------------------------------------------------------------------------------------------
Brian Berger (4)    CTO                    2001    $170,496          --     --     $  4,505        400,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    Vice President of
                    Engineering            2000    $165,625    $ 25,000     --           --         30,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    Director of
                    Engineering            1999    $  5,208          --     --           --         75,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
Robert Logan (5)    COO                    2001    $130,321          --     --     $ 19,679        425,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    Vice President of
                    Marketing              2000    $ 50,000          --     --           --         75,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    n/a                    1999          --          --     --           --             --      --        --
--------------------------------------------------------------------------------------------------------------------------------
Jeremy Posner (6)   Chairman & Secretary   2001    $130,000          --     --           --         50,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    Chairman               2000    $150,000    $ 35,000     --           --             --      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    Chairman               1999    $ 75,000          --     --           --        200,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
Peter Leighton (7)  CFO                    2001    $115,890          --     --                     200,000      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    President, CFO & CEO   2000    $250,000    $100,000     --           --             --      --        --
--------------------------------------------------------------------------------------------------------------------------------
                    President & CEO        1999    $125,000          --     --           --        200,000      --        --
--------------------------------------------------------------------------------------------------------------------------------

(1) The number of securities under options granted reflects the number of Vianet shares that may be purchased upon the exercise of such options.

(2) Valued at the time the shares were paid.

(3) Pete Ianace was Vice president from October 1999 to August 2000, Executive Vice President from August 2000 to January 2001 and was appointed Chief Executive Officer in April 2001. The 250,000 options granted to Mr. Ianace in 2000 were cancelled in 2001.

(4) Mr. Berger was appointed Vianet's Chief Technology Officer in December 2001.

(5) Mr. Logan served as Vianet's Vice President of Marketing from August 2000 until January 2001. From January to December 2001, Mr. Logan served as President and Chief Operating Officer. In December 2001, Mr. Logan ceased his duties as President but continues to serve as Vianet's Chief Operating Officer.

(6) Mr. Posner has served as Vianet's Chairman of the Board since inception. From March 14, 2001 to present, Mr. Posner serves as Vianet's Secretary, and from October 12, 2001 to December 31, 2001, Mr. Posner served as Vianet's Chief Financial Officer. In December 2001, Mr. Posner ceased his duties as Chief Financial Officer but continues to serve as Vianet's Chairman of the Board and Secretary.

(7) All of the options granted to Mr. Leighton were cancelled in 2001 upon Mr. Leighton's resignation from his positions as an officer and director of Vianet.

EMPOYEE STOCK INCENTIVE PLAN

The 1999 Option Plan was adopted by the Board of Directors in March 1999, and was approved by the shareholders in June 2000. The Plan provides for the issuance of up to 37,500,000 options.

Option Grants to the Named Executive Officers as of December 31, 2001:

NAME OF BENEFICIAL
OWNER                 TITLE                                          OPTIONS
-----------------------------------------------------------------------------

Jeremy T.G. Posner    Chairman, Secretary and Director               250,000
Peter Ianace          Chief Executive Officer and Director (1)     1,250,000
Robert Logan          Senior  Vice   President  and  Chief
                      Operating Officer                              500,000
Brian Berger          Chief Technology Officer & Vice
                      President of Engineering                       505,000
Robert Thompson       Vice President, Sales                          200,000
Peter Leighton        CFO                                  (2)             -
                                                                 ------------
                                                                   2,705,000
                                                                 ============

-------------------
(1) 250,000 of such options were cancelled in 2001.
(2) 400,000 of such options were cancelled in 2001 upon Mr. Leighton's resignation from his positions as an officer and director of Vianet.

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

The following table shows the value at December 31, 2001 of unexercised options held by the Named Executive Officers:

---------------------------------------------------------------------------------------------
                                                             Number of
                                                            Securities          Value of
                                                            Underlying        Unexercised
                       Number of       Shares               Unexercised       In-The-Money
                       Securities     Acquired             Options / SARs   Options / SARs at
                       Underlying        on      Value      at FY-End(#)       FY -End ($)
                     Options / SARs   Exercise  Realized   Exercisable /      Exercisable /
      Name            Granted (#)       (#)       ($)      Unexercisable      Unexercisable
---------------------------------------------------------------------------------------------

Jeremy T.G. Posner        250,000       N/A       N/A      250,000 / nil        nil / nil

Peter Ianace      (1)   1,250,000       N/A       N/A    166,667 / 833,333      nil / nil

Robert Logan              500,000       N/A       N/A     25,000 / 475,000      nil / nil

Brian Berger              505,000       N/A       N/A     60,000 / 445,000      nil / nil

Robert Thompson           200,000       N/A       N/A      nil / 200,000        nil / nil

Peter Leighton    (2)           -       N/A       N/A        nil / nil          nil / nil
                     -------------
 Total                  2,705,000
                     =============

(1) 250,000 of such options were cancelled in 2001.

(2) 400,000 of such options were cancelled in 2001 upon Mr. Leighton's resignation from his positions as an officer and director of Vianet.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

There were no Option Exercises in the last fiscal year.

EMPLOYMENT AGREEMENTS

In April 2001, Vianet entered into a three-year consulting agreement with Xelix Capital Limited, an entity owned and controlled by Jeremy Posner. The consulting agreement provides for base fees to Xelix Capital Limited of $120,000 per year (the "Base Fee"). In addition, the consulting agreement provides that Vianet shall pay such additional compensation as shall be determined from time to time by the Board of Directors based upon the attainment of specific criteria as agreed to from time to time. The consulting agreement also provides for reimbursement of reasonable costs and expenses incurred. The consulting agreement is terminable (i) by either party in the event the other party fails to perform in accordance with the provisions of this Agreement, or (ii) by Vianet, at any time, upon thirty (30) days written notice. Upon termination the consultant shall cease all provision of services and no invoice shall be made for services performed after notice of suspension or termination. Upon termination, for any reason except breach of this agreement by consultant,

Vianet shall pay to consultant severance in an amount equal to two times the Base Fee. The severance amount shall be payable in quarterly installments with the first payment due not later than thirty (30) days after termination. The Consulting Agreement superseded and replaced a prior three-year consulting agreement entered into with Xelix Capital Limited in April 2000, effective as of January 1, 2000, that provided for base fees to Xelix Capital Limited of $150,000 per year.

In April 2001, Vianet entered into an agreement with Pete Ianace, the Chief Executive Officer of Vianet, that provides for a salary of $150,000 per year, which salary is to be increased to $250,000 per year in the quarter following Vianet's earning an operating profit. Thereafter, in June 2001, Vianet entered into an additional agreement with Mr. Ianace that provides for a one-year notice period prior to the termination of Mr. Ianace's employment as Chief Executive Officer of Vianet following a change in control of the company.

In September 2001, Vianet entered into agreements with Robert Logan and Brian Berger, the Chief Operating Officer and Vice President of Engineering of Vianet, respectively, that provide for (i) a one-year notice period prior to the termination of their employment as executive officers of Vianet during the first 12 months following a change in control of the company, and (ii) a 6 month notice period prior to the termination of their employment as executive officers of Vianet after the completion of the first 12 months following a change in control of the company.

Except for the foregoing terms, Vianet has not entered into other employment or consulting agreements with any of the Named Executive Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding ownership of the Company's Common Stock as of April 7, 2002, by (i) each person known by the Company to beneficially own more than five percent (5%) of Vianet's outstanding shares of common stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.

NAME AND ADDRESS OF                                                                 SHARES OF      PERCENT OF
BENEFICIAL OWNER                TITLE                                              COMMON STOCK      CLASS
-------------------------------------------------------------------------------------------------------------

Jeremy T.G. Posner*             Chairman, Secretary and Director        (a)          8,175,469        1.43%

Gregory A. Somers*              President and Director                             156,003,929       27.33%

Peter Ianace*                   Chief Executive Officer and Director    (b)          4,636,293        0.81%

Victor E. Goetz -               Senior Vice President, Chief Financial              28,682,337        5.03%
1266 West Paces Ferry           Officer, Chief Compliance Officer,
Rd, #179, Atlanta, GA 30327     Assistant Secretary & Director

NAME AND ADDRESS OF                                                                 SHARES OF      PERCENT OF
BENEFICIAL OWNER                TITLE                                              COMMON STOCK      CLASS
-------------------------------------------------------------------------------------------------------------

Robert Logan*                   Senior Vice President and Chief         (c)            221,791        0.04%
                                Operating Officer

Brian Berger*                   Chief Technology Officer & Vice         (d)            105,045        0.02%
                                President of Engineering

Robert Thompson*                Vice President, Sales                   (e)             30,000        0.01%

Stephen M. Wagner*              Director                                            17,489,230        3.06%

All officers, directors and                                                        215,344,094       37.52%
key executives (8 Persons)

Inter-Tel Inc                                                                       59,463,381       10.42%
120 N 44TH ST, Suite 200,
Phoenix, AZ 85034-1822
tel. 602-302-8900

Dennis D. Somers                                                                    30,081,475        5.27%
4785 240th Ave., Webb, Iowa
51366

Mike Moehle                                                                         28,682,337        5.03%
3909 River Pl Blvd Austin TX
78730

Seneca Capital L.P. - 527                                               (f)         59,667,560       10.35%
Madison Avenue, 11th Floor,
New York, NY 10022

* c/o Vianet Technologies, Inc. - 6509 Windcrest Drive, Suite 160, Plano,
      TX 75024

(a) Includes (i) 13,627 shares of common stock, (ii) 250,000 shares of common stock underlying options exercisable at $.10 per share, all of which are currently exercisable, (iii) warrants to purchase 32,520 shares of common stock, exercisable at $5.00 per share, all of which are currently exercisable (iv) 7,846,558 shares of common stock owned indirectly through Xelix Capital Limited, an entity controlled by Mr. Posner, and (v) 32,764 shares of common stock owned indirectly through Eastbrook Systems, an entity controlled by Mr. Posner.

(b) Includes (i) 1,769,626 shares of common stock, (ii) 166,667 shares of common stock underlying options all of which are currently exercisable, (iii) 350,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock, all of which are currently exercisable, underlying convertible notes, and (iv) 2,000,000 shares of common stock underlying warrants owned by Espre, Inc., an entity controlled by Mr. Ianace, all of which are currently exercisable. Excludes 833,333 shares of common stock underlying options, which are not currently vested or exercisable.

(c) Includes (i) 196,791 shares of common stock and (ii) 25,000 shares of common stock underlying options, all of which are currently exercisable. Excludes 475,000 shares of common stock underlying options, which are not currently vested or exercisable.

(d) Includes (i) 45,045 shares of common stock and (ii) 60,000 shares of common stock underlying options, all of which are currently exercisable. Excludes 445,000 shares of common stock underlying options, which are not currently vested or exercisable.

(e) Includes 30,000 shares of common stock. Excludes 200,000 shares of common stock underlying options, none of which are currently vested or exercisable.

(f) Includes (i) 18,555,916 shares of common stock and (ii) 1,950,971 shares of common stock underlying warrants owned by Seneca Capital L.P., all of which are currently exercisable. In addition, includes (iii) 35,440,216 shares of common stock and (iv) 3,720,457 shares of common stock underlying warrants owned by Seneca Capital International, Ltd., all of which are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 23, 1999, convertible demand notes payable of $2,909,272 held by an entity controlled by Jeremy Posner, the Chairman of the Board, and an entity controlled by Peter Leighton, a former officer and director of the Company, were converted into 2,739,272 shares of common stock at a ratio of one share for every $1 of principal amount. During the six months ended June 30, 1999, the Company repaid $200,000 and additional convertible demand notes of $30,000 were issued.

In March 1999, Vianet issued warrants to purchase 760,000 shares of common stock to WorldCorp Management Group, Inc. (WCMG), formerly a principal shareholder of the Company, at $1.10 to $1.72 per share.

In July 1999, we entered into a credit facility (the "Facility") with an entity controlled by Peter Leighton, a former officer and director of the Company. The Facility was in the amount of $3,000,000, of which approximately $2,146,000 had been drawn down as of December 31, 1999. The Facility bore interest at 10% per annum and monthly fees of $15,000. We issued 300,000 warrants exercisable at price of $2.375 in consideration for the Facility. The Facility was secured by all of our major assets, including the shares of Vianet Labs and Vianet Access, and was repayable on March 31, 2000. In March 2000, we converted the Facility into 1,430,559 shares of common stock at $1.50 per share in exchange for the retirement of the $2,145,839 outstanding under the Facility. This transaction included the issuance of 1,430,559 each of Class A, B and C warrants at $2.00, $2.50 and $3.00. In 2000, the exercise prices of the Class A, B and C common stock purchase warrants changed from $2.00, $2.50 and $3.00, respectively, to $1.5312, $1.9140 and $2.2968, respectively. In December 2001, the warrants were tendered and exercised as part of a tender offer made by the Company, and an aggregate of 2,145,838 shares of stock were issued to the holder in connection with a tender offer that effectively eliminated the 1,430,559 Class A, B and C warrants, respectively.

In March 2000, Vianet's Board of Directors approved a two-year employment agreement with Bruce Arnstein, effective as of November 24, 1999, pursuant to which Mr. Arnstein was retained as Chief Operating Officer of the Company at an annual salary of $250,000. In addition, the employment agreement provided for Vianet to issue four-year options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $1.50, 100,000 of which options vested as of May 1, 2000 and the remaining 50,000 options of which vested as of November 1, 2000. Such options also have piggyback registration rights. Effective as of June 2000, Mr. Arnstein ceased to be the Chief Operating Officer of Vianet. Notwithstanding the foregoing, Mr. Arnstein continued to be employed as a consultant to Vianet through July 31, 2001, for which he was due to receive an aggregate of $225,000, of which $50,000 was paid and the balance remains owing. In addition, Mr. Arnstein is entitled to retain the 150,000 options granted to him under his employment agreement, which options have vested according to their original terms.

In April 2000, Vianet entered into a three-year consulting agreement with CFM Capital Limited, an entity owned and controlled by Peter Leighton, a former officer and director of the Company, effective as of January 1, 2000. The consulting agreement provided for base fees to CFM Capital Limited of $250,000 (the "Base Fee"). In addition, the consulting agreements provided that Vianet would pay such additional compensation as may be determined from time to time by the Board of Directors based upon the attainment of specific criteria as agreed to from time to time. The consulting agreement also provided for reimbursement of reasonable costs and expenses incurred. Effective as of October 2001, Mr. Leighton voluntarily resigned from his positions as an officer and a director of Vianet, and the consulting agreement with CFM Capital Limited was terminated with no further payment due by Vianet beyond the amounts already earned under the terms of the agreement.

In June 2000, the Company issued 370,000 shares of common stock to WCMG, as payment for services rendered. The payment included 270,000 shares issued in connection with the acquisitions of Vianet Labs and Vianet Access, which were accrued for in 1999. In addition, during the month of March 2000, the Company agreed to issue warrants to purchase 1,200,000 shares of common stock to WCMG at $3.00 to $12.00 per share, exercisable through 2004 with effective dates throughout 1999.

In October 2000, the Company issued 52,000 shares of common stock to WCMG, as payment for services rendered.

In January 2001, Xelix and CFM pledged 2,000,000 and 1,600,000 shares respectively as security for certain secured notes payable aggregating $2,100,000 (the "Notes"). In April 2001, the Company defaulted on the Notes, and in June 2001, the shares held as security were forfeited to certain of the note holders.

In February 2001, the Company entered into a marketing distribution agreement with a company controlled by P. Ianace who was subsequently appointed CEO of the Company. As part of that agreement, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.25 and a 5-year term with the right to receive a further 2,000,000 warrants based on certain performance achievements. In December 2001, by mutual agreement the warrants issued in February and the rights to receive further warrants were cancelled, and replaced by warrants to purchase 2,000,000 shares of the Company's common stock for a 5-year term at an exercise price of $0.12 per share.

In March 2001, the Company issued warrants to purchase 1,218,777 shares (exercisable at $0.16 per share), to Xelix Capital Limited, an entity owned and controlled by Jeremy Posner. In October September and December 2001, these warrants were repriced to $0.01 per share and adjusted to 8,672,512 shares. Xelix exercised its warrants under a cashless exercise provision and the Company issued 7,846,558 shares to Xelix.

In March 2001, the Company issued warrants to purchase 2,437,553 shares (exercisable at $0.16 per share), to CFM Capital Limited, an entity owned and controlled by Peter Leighton, a former officer and director of the Company. In September and December 2001, the warrants were repriced to $0.01 per share and adjusted to 17,345,023. CFM exercised its warrants under a cashless exercise provision and the Company issued 15,693,116 shares to CFM.

In April 2001, Vianet entered into a three-year consulting agreement with Xelix Capital Limited, an entity owned and controlled by Jeremy Posner, which provides for base fees to Xelix Capital Limited of $120,000 per year. For a complete description of this agreement see "Management - Employment Agreements."

In April 2001, Vianet entered into an agreement with Pete Ianace, the Chief Executive Officer of Vianet, that provides for a salary of $150,000 per year, which salary is to be increased to $250,000 per year in the quarter following Vianet's earning an operating profit. Thereafter, in June 2001, Vianet entered into an additional agreement with Mr. Ianace that provides for a one-year notice period prior to the termination of Mr. Ianace's employment as an executive officer of Vianet following a change in control of the company.

In September 2001, Vianet entered into agreements with Robert Logan and Brian Berger, the Chief Operating Officer and Vice President of Engineering of Vianet, respectively, that provide for (i) a one-year notice period prior to the termination of their employment as executive officers of Vianet during the first 12 months following a change in control of the company, and (ii) a 6 month notice period prior to the termination of their employment as executive officers of Vianet after the completion of the first 12 months following a change in control of the company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits are listed on the Index to Exhibits included in this report. The Exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

              1. Financial Statements required by Regulation S-X are listed in response to this Item and are set forth at the end of this report and are incorporated herein by reference.

              2.   Financial Statement Schedules
                   Report of Independent Auditors

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

              o On January 2, 2002, the registrant filed a report on Form 8-K regarding an Agreement and Plan of Merger, dated December 23, 2001, by and among Vianet Technologies, Inc. and Comservices Acquisition Corp.

              o On February 26, 2002, the registrant filed a report on Form 8-K regarding Change in Registrant's Certifying Accountant as of February 21, 2002.

              o On March 12, 2002, the registrant filed a report on Form 8-K/A regarding an Agreement and Plan of Merger, dated December 23, 2001, by and among Vianet Technologies, Inc. and Comservices Acquisition Corp., filed on January 2, 2002.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS:

   Independent Auditors'Report                                            F-2

   Consolidated Balance Sheet - December 31, 2001                         F-3

   Consolidated Statement of Operations - Period From February 16,
      2001, Inception, through December 31, 2001;                         F-4

   Consolidated Statement of Shareholders' Deficit - Period From
      February 16, 2001, inception, through December 31, 2001;            F-5

   Consolidated Statement of Cash Flows - Period From February 16,
      2001, Inception, through December 31, 2001;                         F-6

   Notes to Consolidated Financial Statements                             F-7-18

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Vianet Technologies, Inc
(formerly Comm-Services Corporation)
Plano, Texas

We have audited the accompanying consolidated balance sheet of Vianet Technologies, Inc. (formerly Comm-Services Corporation) as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for the period from February 16, 2001, inception, through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vianet Technologies, Inc. as of December 31, 2001 and the results of its operations and cash flows for the period from February 16, 2001, inception, through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced a loss of $14,168,656 for the period from February 16, 2001, inception, through December 31, 2001 and has a working capital deficit of $17,749,467 as of December 31, 2001. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN + ASSOCIATES LLP

Dallas, Texas
April 11, 2002

Vianet Technologies, Inc. (formerly Comm-Services Corporation)
Consolidated Balance Sheet
December 31, 2001

CURRENT ASSETS
     Cash and cash equivalents                                     $  1,462,653
     Accounts receivable                                              2,729,289
     Prepaids and other current assets                                  730,833
                                                                   -------------
                                                                      4,922,775
                                                                   -------------

PROPERTY AND EQUIPMENT, NET                                           7,130,078
                                                                   -------------

OTHER ASSETS, NET
     Patents                                                          7,167,000
     Trademarks                                                       3,096,000
     Goodwill                                                         1,435,757
     Security deposits                                                  200,000
                                                                   -------------
                                                                     11,898,757
                                                                   -------------
TOTAL ASSETS                                                       $ 23,951,610
                                                                   =============

CURRENT LIABILITIES
     Accounts payable                                                14,820,663
     Accrued Liabilities                                              3,338,411
     Current portion of note payable                                    250,000
     Current portion capital lease obligations                        2,200,630
     Convertible notes payable                                        1,207,088
     Demand notes payable                                               855,450
                                                                   -------------
                                                                     22,672,242
                                                                   -------------
LONG-TERM LIABILITIES
     Note payable, excluding current portion                          4,700,000
     Long-term portion of capital lease obligation                    4,905,024
                                                                   -------------
                                                                      9,605,024
                                                                   -------------

COMMITMENTS AND CONTINGENCIES (SEE NOTES A, E & I)

SHAREHOLDERS' DEFICIT
     Common shares, $0.001 par value; 750,000,000 shares                571,106
         authorized; 571,195,876 shares issued and
         571,105,939 outstanding
     Treasury stock, 89,937 shares                                           --
     Additional paid in capital                                       5,271,894
     Accumulated deficit                                            (14,168,656)
                                                                   -------------
                                                                     (8,325,656)
                                                                   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 23,951,610
                                                                   =============

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

Vianet Technologies, Inc. (formerly Comm-Services Corporation)
Consolidated Statement of Operations
For the period from February 16, 2001,
inception, through December 31, 2001

Total revenue                                                      $ 17,628,364
Cost of revenue                                                      18,857,836
                                                                   -------------
Gross margin                                                         (1,229,472)

Operating expenses:
     Personnel                                                        1,531,660
     Selling, general and administrative                              1,663,799
     Depreciation and amortization                                    1,514,105
     Impairment of goodwill                                           7,984,806
                                                                   -------------
Total operating expenses                                             12,694,370

Loss from operations                                                (13,923,842)

Other income (expense):
     Interest expense                                                  (282,223)
     Other                                                               37,409
                                                                   -------------
Net loss                                                           $(14,168,656)
                                                                   =============

Loss per share - basic and diluted                                 $      (0.04)
                                                                   =============

Weighted average number of shares outstanding                       350,481,570
                                                                   =============

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

Vianet Technologies, Inc. (formerly Comm-Services Corporation)
Consolidated Statement of Cash Flows
For the period from February 16, 2001,
inception, through December 31, 2001

Cash flows from operating activities:
       Net loss                                                    $(14,168,656)

    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Provision for doubtful accounts                                  883,341
       Depreciation and amortization                                  1,514,105
       Impairment of goodwill                                         7,984,806
       Accounts receivable                                           (1,655,786)
       Deposits and prepaid expenses                                   (317,639)
       Accounts payable                                               5,587,011
       Accrued expenses                                               1,259,863
                                                                   -------------
       Net cash provided by operating activities                      1,087,045

Cash flows from investing activities:
       Cash acquired in Inter-Tel.NET purchase                           24,817
       Cash acquired upon acquisition of Vianet Technologies, Inc.      199,664
       Purchase of property and equipment                              (169,873)
                                                                   -------------

       Net cash provided by investing activities                         54,608

Cash flows from financing activities:
       Proceeds from stock issuance                                     321,000
                                                                   -------------
Cash and equivalents, end of period                                $  1,462,653
                                                                   =============

Supplemental disclosure of cash flow information:
        Cash paid during the year for interest                     $      2,233
                                                                   =============
Non-cash investing and financing activities:
        Acquisition of Vianet Technologies, Inc.                   $  5,522,000
        Note payable issued for acquisition of Inter-Tel. NET      $  4,950,000
                                                                   -------------
                                                                   $ 10,472,000
                                                                   =============
See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

Vianet Technologies, Inc. (formerly Comm-Services Corporation)
Statement of Shareholders' Deficit
For the period from February 16, 2001 through December 31, 2001

                                      Total              Common Stock                     Additional
                                   Shareholders'                               Treasury    Paid in      Accumulated
                                     Deficit          Shares        Amount       Stock     Capital        Deficit
                                   ---------------------------------------------------------------------------------
Balance at February 16, 2001                 --              --            --      --             --            --
Shares issued                      $    321,000           1,000    $    1,000      --   $    320,000            --
Acquisition of Vianet                 5,522,000     221,320,345       221,320      --      5,300,680            --
Recaptalization - Reverse Merger             --     349,784,594       348,786      --       (348,786)           --
Net loss                            (14,168,656)             --            --      --             --   (14,168,656)
                                   ---------------------------------------------------------------------------------
Balance at December 31, 2001         (8,325,656)    571,105,939       571,106      --      5,271,894   (14,168,656)
                                   =================================================================================

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

VIANET TECHNOLOGIES, INC. (FORMERLY COMM-SERVICES CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: GENERAL

NATURE OF BUSINESS AND BASIS OF PRESENTATION

In December 2001, Vianet Technologies, Inc. acquired 100% of the outstanding capital stock of Comm-Services Corporation ("CSC") in a merger transaction. CSC, a division of Vianet, and its majority owned subsidiary sell international long distance voice and data service to global carriers that include regional Bell operating companies, competitive local exchange carriers, long distance companies and private network providers. CSC provides its services through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. CSC was incorporated on February 16, 2001. Vianet is continuing its business of designing and marketing advanced data and visual communication technologies and services that include Video Interactive Multipoint (multipoint video and audio conferencing), Video Messenger Pro (video mail), Streaming Video Codec (live and on-demand video viewing) and Power Zoom (image enhancement and a variety of view choices). Although Vianet was the surviving legal entity in the merger, the transaction is accounted for as an issuance of equity by CSC, and a recapitalization of CSC under the capital structure of Vianet in exchange for the net assets of Vianet. This type of transaction is commonly referred to as a reverse acquisition. Under the purchase method of accounting, the historical results of CSC have been carried forward and Vianet's operations have been included in the financial statements commencing on the merger date. Accordingly, all of the historical 2001 results included here are those of CSC only. Further, on the date of the merger, the assets and liabilities of Vianet were recorded at their fair values, with the excess purchase consideration allocated to goodwill and consolidated with the balance sheet of CSC. Results of operations after the merger will include the results of both companies on a consolidated basis.

Through the remainder of these Notes, the term "Company" refers to both Companies, unless otherwise indicated.

GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended December 31, 2001, the Company incurred losses of $ 14,168,656 for the period from February 16, 2001 (Inception) through December 31, 2001. The Company is also in arrears on its capital lease obligations in the amount of $1,082,037 as of December 31, 2001 and has negative working capital of $17,749,467. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustment relating to the recovery and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations, to obtain financing arrangements or equity investment on a timely basis sufficient to satisfy current working capital needs and ultimately to attain profitability. The Company is actively pursuing additional financing and equity financing through discussions with lenders and investment bankers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary from the effective date of acquisition (see "Note B"). All material intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the carrying values of property and equipment and impairment of goodwill, as well as the valuation of the purchase price of Vianet and the allocation of the purchase price to the assets acquired (see Note B).

STOCK OPTION PLAN

The Company accounts for stock options issued to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair value based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all demand deposits and other highly liquid investments with an initial maturity of less than ninety days to be cash equivalents.

PROPERTY AND EQUIPMENT

Owned property and equipment are recorded at cost. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Maintenance and repairs are charged against income as incurred.

The Company provides depreciation on owned equipment using the straight-line method over the estimated useful lives of the respective assets. Equipment held under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

Useful lives range from two to seven years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of accounts receivable, accounts payable and accrued expenses approximate the carrying values due to their short-term nature. The Company's note payable was recorded based upon its estimated fair value on July 24, 2001 (See Note B), and management does not believe the fair value has changed significantly as of December 31, 2001.

REVENUE RECOGNITION

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

The Company records revenues from the sale of telecommunications services at the time of customer usage based upon minutes of traffic processed at contractual fees.

COST OF CARRIER SERVICES

Cost of carrier services includes network costs that consist of access, transport and termination costs. Such costs are recognized when incurred in connection with the provision of telecommunication services, including costs incurred under operating agreements.

FIXED CAPACITY TERMINATION AGREEMENTS

The Company enters into agreements that provide the Company the right to use cable or other transport capacity without any rights and duties of ownership. The Company accounts for such leases as operating leases.

EARNINGS PER SHARE

Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes all potentially dilutive common shares into consideration. For the year ended December 31, 2001, the Company's potential dilutive common shares, represented by options to purchase 6,811,700 shares of common stock and warrants to purchase 43,760,082 shares of common stock, are not included in the dilutive calculation of loss per share as the effect would be antidilutive.

SEGMENT REPORTING

The Company has operations that consist of two segments: telecommunication services and video Internet product sales. The financial statements include only results for the telecommunication segment. The results of operations for the video segment are not included in the financial statements due to reverse merger purchase accounting; however, total assets of approximately $12,474,000, which relate to the video segment are reported. Total assets relating to telecommunications services at December 31, 2001 are approximately $11,478,000.

CONCENTRATION OF CREDIT RISK

For the period ended December 31, 2001, all of the Company's customers were telecommunication service providers. The five largest customers represented 74.4% of the Company's revenue while the ten largest customers represented 92.5%.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates impairment of long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS No. 121), which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation consists of comparing estimated undiscounted future cash flows over the remaining life of the asset to its carrying value. When such evaluation results in a deficiency, the asset is written down to its estimated fair value.

PATENTS AND TRADEMARKS

In connection with the acquisition of Vianet, the Company recorded Patents and Trademarks at fair value based upon independent valuations on December 31, 2001. The Company amortizes patents and trademarks using the straight-line method over periods ranging from 5 to 10 years.

GOODWILL

Goodwill from acquisitions represents the excess of purchase price paid over the value of net assets acquired. The Company does not amortize goodwill resulting from acquisitions after June 30, 2001, but it is the Company's policy to assess periodically the carrying amount of its goodwill and purchased intangible assets to determine if there has been an impairment to their carrying value. Based on the inability to generate positive cash flows in Inter-Tel.NET since its acquisition, the Company recorded a charge of $7,984,806 to write-off the carrying value of the goodwill related to that acquisition. See Note B.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

SFAS No. 142 addresses accounting for intangible assets that are acquired individually or with a group of other assets upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." Goodwill and intangible assets acquired after June 30, 2001, are subject to the nonamortization and amortization provisions of SFAS No. 142. The statement does not allow amortization of goodwill that is recorded for acquisitions that occur after June 30, 2001.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligation" (SFAS No. 143). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

NOTE B: ACQUISITIONS

INTER-TEL.NET

On July 24, 2001, the Company purchased 83% of Inter-Tel.NET, Inc. ("ITN") from Inter-Tel, Inc. in a stock purchase transaction. ITN is a facilities-based provider of U.S. originated international long-distance voice and data terminations services. The efficiency of its managed VoIP network, its least cost routing structure and bandwidth capacity allow CSC to offer competitive prices to carrier and reseller customers for international termination.

The acquisition of ITN has been accounted for using the purchase method of accounting. Accordingly, the results of ITN's operations have been included in the accompanying consolidated financial statements from July 24, 2001. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill. The following summarizes the allocation of the purchase price:

           Purchase price:
                     Note Payable                                  $ 4,950,000
                                                                   ------------

                     Total purchase price                          $ 4,950,000

           Allocation to fair value of net assets:
             Current assets                                        $(2,439,855)
             Property and equipment                                 (8,143,465)
             Capital lease obligations                               7,879,521
             Accounts payable and other liabilities                  5,648,605
                                                                   ------------

           Goodwill                                                $ 7,984,806
                                                                   ============
The total amount of goodwill is expected to be deductible for tax purposes.

VIANET TECHNOLOGES, INC.

On December 31, 2001, the Company acquired 100% of the outstanding capital stock of Comm-Services Corporation ("CSC") in exchange for an aggregate of 349,293,656 newly issued shares of the Company's common stock (the "Acquisition"), which shares represent 60% of the Company's issued and outstanding shares immediately following the completion of the transaction. The transaction is accounted for as an issuance of equity by CSC and a recapitalization of CSC under the capital structure of the Company in exchange for the net assets of the Company. This type of transaction is commonly referred to as a reverse acquisition, and CSC is treated as the acquiring entity for accounting purposes. Vianet designs and markets advanced data and visual communication technologies and services. Vianet now offers video telecommunications that are both cost effective and readily facilitated. Vianet has combined its powerful patented video compression technology with an advanced global, broadband IP network to enable enterprise companies worldwide to easily utilize low-cost and user-friendly video media applications to enhance their global business communications.

The acquisition of Vianet has been accounted for using the purchase method of accounting. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill. Beginning January 1, 2002, the results of Vianet's operations will be included in the consolidated financial statements. The following summarizes the allocation of the purchase price:

Total purchase price                               $ 5,522,000  (1)

Allocation to fair value of net assets:
  Current assets                                   $  (244,664)
  Property and equipment                              (330,845)
  Trademarks                                        (3,096,000)
  Patents                                           (7,167,000)
  Security deposits                                   (200,000)
  Accounts payable and other liabilities             6,952,266
                                                   ------------

Goodwill                                           $ 1,435,757
                                                   ============
(1) The equity issued by CSC to acquire Vianet was valued based upon the value of Vianet, as estimated by an independent valuation firm.

The Company has determined that their Patents have no residual value at the end of their useful life. Based upon an independent valuation, the Company's Trademarks are estimated to have a residual value of $5,447,000 at the end of their useful lives. None of the goodwill is expected to be deductible for tax purposes.

PRO FORMA RESULTS OF OPERATIONS

On a pro forma, unaudited basis, as if the acquisitions of Inter-Tel.NET and Vianet had occurred on February 16, 2001, total revenue and operating loss for the year ended December 31, 2001 would have been approximately $30,114,000 and $(33,559,000), respectively. These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would actually have occurred had the acquisitions been in effect on the dates indicated.

NOTE C: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                  Network equipment                                 $ 7,832,062
                  Network operations center                             299,676
                  Office equipment and furniture                        324,805
                  Leasehold improvements                                187,640
                  Less: accumulated depreciation and amortization    (1,514,105)
                                                                    ------------

                                                                    $ 7,130,078
                                                                    ============

Network equipment includes assets recorded under capital leases of $7,219,868 with related accumulated depreciation and amortization of $1,318,589.

NOTE D: NOTES PAYABLE

INTER-TEL, INC.

The Company has a note payable in the amount of $4,950,000 to Inter-Tel, Inc. as consideration for the purchase of an 83% interest in Inter-Tel.NET from Inter-Tel, Inc. Inter-Tel, Inc. owned 17% of CSC until the transaction with Vianet (see Note B) at which time Inter-Tel, Inc. took stock of the combined entity. The note is collateralized in part by stock and other marketable securities and 100% of the net assets of Inter-Tel.NET. The note was originally due and payable with a principal payment of $250,000 due sixty (60) days from July 24, 2001 but later modified to provide for a later payment date for the initial payment; then interest only due and payable from October 16, 2001 through July 15, 2002; then monthly principal and interest payments based on 1% of collected monthly revenues from July 16, 2002 to October 15, 2002 and based on 2% of collected monthly revenues from October 16, 2002 until paid in full. The note is due and payable on December 31, 2007, or earlier in the event of default or a "change of control" of the purchased entity. The interest rate for the note is 6% per annum.

DEMAND NOTES PAYABLE

Included in Demand notes payable at December 31, 2001 are two notes for $25,000 each with interest at 8% and due September 30, 2002.

In November 2000, Vianet received $150,000 from two short-term lenders. The Company is currently in default of its obligation and has recorded $37,500 of interest payable, which is included in Accrued liabilities in the consolidated statement of financial condition at December 31, 2001.

In February 2001, the Company executed a $100,000 non-interest bearing demand loan to a shareholder. Prior to December 31, 2001, the Company paid a total of $50,000 of the $100,000 obligation.

In March 2001, the Company issued demand notes payable aggregating $75,000 to two investors, in exchange for cash. The notes are in default and bear an interest rate of 8% per annum. In addition, the notes contain provisions for payment of interest and financing costs with common stock of the Company.

In August 2001 through December 2001 the Company issued demand notes aggregating $480,450 to six investors. The notes bear no interest and are due March 31, 2002.

In November 2001the Company issued a demand note for $50,000 to an investor. The note bears interest at 10% per annum and is due December 31, 2001.

CONVERTIBLE NOTES PAYABLE

The Company has convertible notes payable of $1,125,000, with interest ranging from 6% to 8%, which are convertible into a maximum of 370,170 shares of common stock through September 30, 2002.

Approximately $82,000 Class A Notes were issued to Vianet employees for unpaid salaries in July and August 2001. The notes are convertible into common stock at a conversion price of $0.06 per share and 5-year warrants with an exercise price of $0.10 per share issuable upon conversion.

NOTE E: COMMITMENTS AND CONTINGENCIES

OFFICE LEASES

In April 2000, Vianet entered into a lease agreement for office space in Plano, Texas. The term of the lease is sixty-two months. The lease provides for rent, including operating expenses and taxes, of approximately $276,000 per annum. In September 2000, Vianet issued 200,000 shares of the Company's common stock to be held in escrow for up to five years as a security deposit on the lease.

The Company leases office space in Reno, Nevada from Inter-Tel, Inc. under a lease that expires on July 15, 2002. Total rental expense for this related party for the period from Inception through December 31, 2001, was $ 81,159.

CAPITAL LEASE OBLIGATIONS

The Company leases telecommunications network and related equipment through capitalized lease agreements. Future minimum lease payments on capitalized lease obligations at December 31, 2001 are as follows:

                                                           2002     $ 2,535,542
                                                           2003       2,568,481
                                                           2004       1,959,253
                                                           2005         584,506
                                                           2006         100,726
                                                                    ------------
              Total minimum lease payments ................           7,748,508
              Less amount representing interest............            (642,854)
                                                                    ------------
              Present value of minimum lease payments                 7,105,654
              Less current portion of capitalized lease obligations  (2,200,630)
                                                                    ------------
              Long-term portion of capitalized lease obligations    $ 4,905,024
                                                                    ============

The capital lease obligations are guaranteed by Inter-Tel, Inc. (see Note D).

LITIGATION

Vianet was not a party to any material legal proceedings, except as described below.

Vianet was a defendant in an action for a breach of contract claim relating to outstanding invoices for services rendered in the amount of $702,739 (Superior Court of California, County of Alameda, Cause # H217819-8). In March 2001, a default judgment was entered against Vianet in this matter. Vianet engaged in discussions with the plaintiff regarding settlement and reached agreement with regard to a payment schedule whereby Vianet paid the defendant $36,500 in July, with the balance payable over the following eleven months. In September 2001, Vianet paid the defendant $73,000 and agreed to pay $62,000 per month starting in January 2002. Vianet has not made any payments since September 2001. The $702,739 of outstanding invoices less the payments of $36,500 and $73,000 is included in accounts payable on the balance sheet at December 31, 2001.

Vianet is a defendant in an action pending before the Superior Court of Justice, Ontario, Canada in which the plaintiffs have asserted breach of contract and damages in the amount of $155,928 and punitive damages in the amount of $50,000. Agreement in principle has been reached between the parties on mutually satisfactory terms for the resolution of this matter and withdrawal of the claim. Vianet is currently awaiting the receipt of the formal Settlement Agreement.

In addition, there are approximately 21 vendors with pending litigation matters, which relate to collection actions for existing accounts payable in the aggregate of $488,000. Vianet is not aware of any fact indicating that a governmental authority is contemplating a proceeding against the company.

NOTE F: JOINT VENTURE

In April 2000, Vianet entered into a Joint Venture (the "Venture") with Opicom Co., Ltd., an entity controlled by a shareholder of Vianet. Vianet contributed $500,000 as part of its initial investment into the Venture. The Venture purchased a license from Vianet for certain technology for a single, one-time fee in the amount of $1,000,000 (subject to withholding tax imposed by the Korean Government). Vianet received a net fee of $890,000. The Company accounts for its investment under the equity method of accounting. In consideration of the license fee, Vianet provided the Venture with an unlimited license for Wavelet compression products in the Korean Market.

NOTE G: INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carry forwards. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than the enactment of changes in tax laws or rates. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has no income tax benefit or expense due to its net loss.

The components of deferred tax assets and liabilities at December 31, 2001, are as follows:

           Deferred Tax Assets:
              Goodwill impairment charge                            $ 2,700,000
              Net operating loss                                      3,560,000
              Reserves and accrued expenses                             390,000
              Equipment capital leases                                  225,000
           Deferred tax liability:
              Cost of assets acquired in excess of tax basis         (4,100,000)
                                                                    ------------
           Net deferred tax asset                                     2,775,000
           Valuation reserve                                         (2,775,000)
                                                                    ------------
           Net deferred tax assets                                  $         0
                                                                    ============

CSC's net operating loss carryforward for income tax purposes at December 31, 2001 is approximately $4,700,000. This amount may be used to offset future taxable income through 2021.

Vianet's NOL Carryforward would be limited on an annual and aggregate basis due to the change in control from the reverse acquisition in December 2001. The aggregate limitation will be the estimated fair value of Vianet at the time of the change in control of approximately $5,500,000.

NOTE H: SHAREHOLDERS' DEFICIT

COMMON STOCK

The following table presents the share activity for the period January 1, 2001 to December 31, 2001:

                                                         ---------------------------------------------------
                                                                              Common Shares
                                                         ---------------------------------------------------
                                                          Authorized     Issued      Outstanding  Treasury
                                                         ---------------------------------------------------
Vianet Balance at January 1, 2001                        100,000,000    24,476,143    24,386,206     89,937
Increase the authorized number of shares                 650,000,000            --            --         --
Shares issued during 2001 prior to reverse acquisition            --   196,935,139   196,935,139         --
Reverse Merger with CSC                                           --   349,784,594   349,784,594         --
                                                         ---------------------------------------------------
Balance at December 31, 2001                             750,000,000   571,195,876   571,105,939     89,937
                                                         ===================================================

WARRANTS

The following table details the warrants outstanding as of December 31, 2001:

               EXERCISE PRICE       WARRANTS    REMAINING TERM
               ---------------  --------------  --------------

                $   0.01000          644,958      1 year
                $   0.05625        4,277,778      3 years
                $   0.08000          788,188      3 years
                $   0.10000          450,000      5 years
                $   0.12000       27,539,679      5 years
                $   0.15000          160,000      5 years
                $   0.22790          323,813      5-8 years
                $   0.25000        1,050,000      2 years
                $   0.45590          183,016      5-8 years
                $   1.19000          395,359      5 years
                $   1.50000           55,000      3 years
                $   1.53120          915,538      3-5 years
                $   1.91400          915,538      3-5 years
                $   2.00000          175,000      3 years
                $   2.29680          915,538      5 years
                $   2.37500          300,000      1-3 years
                $   3.00000          340,000      1-3 years
                $   4.00000          250,000      1-2 years
                $   4.50000        3,758,286      1-2 years
                $   5.00000           82,520      1 year
                $   5.47050            9,871      5-8 years
                $   6.00000          175,000      1-3 years
                $   6.60000           55,000      1-3 years
                                -------------
               TOTAL              43,760,082
                                =============

STOCK INCENTIVE PLAN

In connection with the reverse merger on December 31, 2001, the Company assumed the acquiree's Stock Incentive Plan (the Plan) for its employees.

The Plan permits the issuance of stock options to selected employees, officers and directors of the Company. Options granted may be either nonqualified or incentive stock options.

The following table summarizes stock option activity for Vianet for the year ended December 31, 2001:

                                                NUMBER OF          WEIGHTED
                                              SHARES SUBJECT    AVERAGE EXERCISE
              STOCK OPTION ACTIVITY             TO OPTIONS      PRICE PER SHARE*
              ---------------------           --------------    ----------------

         Outstanding, December 31, 2000           2,505,316           0.50

         Granted                                  5,551,500           0.07
         Cancelled                               (1,230,000)          0.13
         Exercised                                  (15,116)          0.23
                                              --------------

         Outstanding, December 31, 2001           6,811,700           0.13
                                              ==============

In September 2001, the Company's Board of Directors elected to reduce the exercise price of 2,965,000 options previously issued under the plan to $0.10.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                       ----------------------------------- ---------------------
                               Options Outstanding          Options Exercisable
                       ----------------------------------- ---------------------
                                     Weighted    Weighted              Weighted
                                     Average     Average               Average
                                   Contractual   Exercise              Exercise
       Exercise Price   Number of   Remaining    price per  Number of  price per
          per share      Shares    Life (Years)   Share      Shares      Share
       -------------------------------------------------------------------------
            $ 0.01      1,725,000       9.9       $ 0.01       47,917   $ 0.01
              0.10      3,165,000       9.2         0.10      809,497     0.10
              0.11      1,255,000       9.8         0.11      104,583     0.11
              0.23        323,814       4.0         0.23      323,814     0.23
              0.46        183,015       5.8         0.46      181,428     0.46
              1.50        150,000       7.9         1.50      150,000     1.50
            $ 5.47          9,871       7.6         5.47        7,971     5.47
                       -----------                         -----------
                        6,811,700       9.1       $ 0.13    1,625,210   $ 0.32
                       ===========                         ===========

NOTE I: RELATED PARTY TRANSACTIONS

The Company sells and purchases telecommunications services to and from Inter-Tel NetSolutions Inc., a subsidiary of its shareholder, Inter-Tel, Inc. For the period from Inception through December 31, 2001, the total revenue and expense from this related party were $610,079 and $605,866, respectively. The amounts due to and due from NetSolutions at December 31, 2001 were $ 623,311 and $ 495,044, respectively.

The Company leases office space in Reno, Nevada from Inter-Tel, Inc. under a lease that expires on July 15, 2002.

The Company charters a private plane on an occasional basis from Fairways Aviation Inc., a company owned by its President and Chief Executive Officer, Gregory A. Somers. Total expense recorded for the period from Inception through December 31, 2001 for this related party was $94,705.

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

In February 2001, Vianet entered into a marketing distribution agreement with a company controlled by P. Ianace who was subsequently appointed CEO of Vianet. As part of that agreement, Vianet issued warrants to purchase 1,000,000 shares of Vianet's common stock at an exercise price of $0.25 and a 5-year term with the right to receive a further 2,000,000 warrants based on certain performance achievements. In December 2001, by mutual agreement the warrants issued in February and the rights to receive further warrants were cancelled, and replaced by warrants to purchase 2,000,000 shares of Vianet's common stock for a 5-year term at an exercise price of $0.12 per share.


EMPLOYMENT / CONSULTING AGREEMENTS

In April 2001, Vianet entered into a three-year consulting agreement with Xelix Capital Limited, an entity owned and controlled by Jeremy Posner. The consulting agreement provides for base fees to Xelix Capital Limited of $120,000 per year (the "Base Fee"). In addition, the consulting agreement provides that Vianet shall pay such additional compensation as shall be determined from time to time by the Board of Directors based upon the attainment of specific criteria as agreed to from time to time. The consulting agreement also provides for reimbursement of reasonable costs and expenses incurred. The consulting agreement is terminable (i) by either party in the event the other party fails to perform in accordance with the provisions of this Agreement, or (ii) by Vianet, at any time, upon thirty (30) days written notice. Upon termination the consultant shall cease all provision of services and no invoice shall be made for services performed after notice of suspension or termination. Upon termination, for any reason except breach of this agreement by consultant, Vianet shall pay to consultant severance in an amount equal to two times the Base Fee. The severance amount shall be payable in quarterly installments with the first payment due not later than thirty (30) days after termination. The Consulting Agreement superseded and replaced a prior three-year consulting agreement entered into with Xelix Capital Limited in April 2000, effective as of January 1, 2000, that provided for base fees to Xelix Capital Limited of $150,000 per year.

In April 2001, Vianet entered into an agreement with Pete Ianace, the Chief Executive Officer of Vianet, that provides for a salary of $150,000 per year, which salary is to be increased to $250,000 per year in the quarter following Vianet's earning an operating profit. Thereafter, in June 2001, Vianet entered into an additional agreement with Mr. Ianace that provides for a one-year notice period prior to the termination of Mr. Ianace's employment as Chief Executive Officer of Vianet following a change in control of the company.

In September 2001, Vianet entered into agreements with Robert Logan and Brian Berger, the Chief Operating Officer and Vice President of Engineering of Vianet, respectively, that provide for (i) a one-year notice period prior to the termination of their employment as executive officers of Vianet during the first 12 months following a change in control of the company, and (ii) a 6 month notice period prior to the termination of their employment as executive officers of Vianet after the completion of the first 12 months following a change in control of the company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VIANET TECHNOLOGIES, INC.

                                   By:  /s/ VICTOR E. GOETZ
                                        ----------------------------------------
                                        Victor E. Goetz, Chief Financial Officer

                                        April 15, 2002
                                        --------------
                                        Date

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Capacity                       Date
     ---------                       --------                       ----

/S/ JEREMY POSNER            Chairman,                        April 15, 2002
---------------------        Vianet Technologies, Inc.
Jeremy Posner

/S/ VICTOR E. GOETZ          Senior Vice President, CFO,      April 15, 2002
---------------------        Chief Compliance Officer &
Victor E. Goetz              Assistant Secretary & Director
                             Vianet Technologies, Inc.

/S/ GREGORY SOMERS           President & Director,            April 15, 2002
---------------------        Vianet Technologies, Inc.
Gregory Somers


/S/ PETER IANACE             Chief Executive Officer,         April 15, 2002
---------------------        Vianet Technologies, Inc.
Peter Ianace


/S/ STEPHEN WAGNER           Director,                        April 15, 2002
---------------------        Vianet Technologies, Inc.
Stephen Wagner

                                 EXHIBIT INDEX

2.1      Agreement and Plan of Merger by and among Vianet Technologies,
         Inc., Comservices Acquisition Corp. and Comm Services Corporation. 1
2.2 Merger Agreement, dated August 31, 1999, between Vianet and Infinop Holdings, Inc. 2
3.1      Articles of Incorporation 3
3.2 Amendment to the amended and restated certificate of incorporation of Vianet Technologies, Inc.
3.3      By-laws 3
4.1      Form of common stock certificate 3
10.1     Stock Option Plan 3
10.2 Stock Purchase ands Sale agreement by and between Inter-Tel Incorporated and Comm-Services Corporation dated July 24th 2001
16.1     Letter from McGladrey & Pullen, LLP 4
16.2     Letter from Edward Isaacs & Company, LLP 5
21.1     List of Subsidiaries

1 Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on January 2, 2002 under SEC file No. 000-29177.

2 Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on October 27, 1999 under SEC file No. 033-55254-19.

3 Incorporated by reference to the Form 10 filed by Vianet after the SEC on January 26, 2000 under SEC file No. 000-29177.

4 Incorporated by reference to the Form 8-K filed by Vianet with the SEC on February 26, 2002 under SEC file No. 000-29177.

5 Incorporated by reference to the Form 8-K filed by Vianet with the SEC on October 10, 2000 under SEC file No. 000-29177.