Form 10QSB
period 2002-03-31
VIANET TECHNOLOGIES INC
filed 2002-05-20
CIK 894502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                          Commission File No. 000-29177

                            VIANET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              87-0434285
           --------                                              ----------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    As of April 30, 2002, there were 571,195,876 shares of the registrant's Common Stock issued, par value $.001 per share, and 571,105,939 shares outstanding.

    Transitional Small Business Disclosure Format (check one).  Yes |_| No |X|

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
Part 1  Financial Information

Item 1  Financial Statements

        Consolidated Balance Sheets at March 31, 2002 (unaudited) and
        December 31, 2001                                                      3

        Consolidated Statements of Operations for the three months ended March 31, 2002 and the period from February 16, 2002 through
        March 31, 2001 (unaudited)                                             4

        Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and the period from February 16, 2002 through
        March 31, 2001 (unaudited)                                             5

        Notes to Consolidated Financial Statements (unaudited)               6-8

Item 2  Management's Discussion and Analysis                                9-17

Part II Other Information                                                     18

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


VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                March 31, 2002   December 31, 2001
                                                                  unaudited          audited
                                                                -------------      -------------
CURRENT ASSETS
             Cash and cash equivalents                          $    568,819       $  1,462,653
             Accounts receivable, net                              2,719,542          2,729,289
             Prepaids and other current assets                       706,414            730,833
                                                                -------------      -------------
                                                                   3,994,775          4,922,775
                                                                -------------      -------------

PROPERTY AND EQUIPMENT, net                                        6,943,482          7,130,078

OTHER ASSETS
             Patents, net                                          6,911,036          7,167,000
             Trademarks, net                                       3,018,600          3,096,000
             Goodwill                                              1,435,757          1,435,757
             Security deposits                                       247,973            200,000
                                                                -------------      -------------

TOTAL ASSETS                                                    $ 22,551,623       $ 23,951,610
                                                                =============      =============

CURRENT LIABILITIES
             Accounts payable                                   $ 16,670,354       $ 14,820,663
             Accrued liabilities                                   3,240,765          3,338,411
             Current portion of note payable                         250,000            250,000
             Current portion of capital lease obligations          2,396,198          2,200,630
             Convertible notes payable                             1,207,088          1,207,088
             Demand notes payable                                    805,450            855,450
                                                                -------------      -------------
                                                                  24,569,855         22,672,242
                                                                -------------      -------------

LONG-TERM LIABILITIES
             Note payable, excluding current portion               4,700,000          4,700,000
             Long-term portion of capital lease obligation         4,638,559          4,905,024

SHAREHOLDERS' DEFICIT
             Common shares                                           571,106            571,106
             Treasury stock                                                -                  -
             Additional paid in capital                            5,271,894          5,271,894
             Accumulated deficit                                 (17,199,791)       (14,168,656)
                                                                -------------      -------------
                                                                 (11,356,791)        (8,325,656)
                                                                -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $ 22,551,623       $ 23,951,610
                                                                =============      =============

The accompanying notes are an integral part of these consolidated financial statements.


VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                            Three Months Ended  Period February 16, 2001
                                              March 31, 2002     through March 31, 2001
                                              --------------     ----------------------
Revenue:
     Telecommunication services               $   9,894,836           $           -
     Software sales                               1,329,068                       -
                                              --------------          --------------
Total revenue                                    11,223,904                       -

Costs of revenue:
     Telecommunication costs                      9,618,072                       -
     Software costs                                   9,576                       -
                                              --------------          --------------
                                                  9,627,648                       -

Gross margin                                      1,596,256                       -

Operating expenses:
     Personnel                                    1,609,753                       -
     Selling, general and administrative          1,508,739                  11,342
     Depreciation and amortization                1,293,864                       3
                                              --------------          --------------
Total operating expenses                          4,412,356                  11,345

Loss from operations                             (2,816,100)                (11,345)

Other expenses:
     Interest expense                              (205,064)                      -
     Other                                           (9,971)                      -
                                              --------------          --------------
Net loss                                      $  (3,031,135)          $     (11,345)
                                              ==============          ==============

Loss per share - basic and diluted            $       (0.01)                    n/a
                                              ==============          ==============

Weighted average shares outstanding             571,105,939                     n/a
                                              ==============          ==============


The accompanying notes are an integral part of these consolidated financial statements.


VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                        Three Months Ended  Period February 16, 2001
                                                                          March 31, 2002     through March 31, 2001
                                                                          --------------     ----------------------
Operating Activities:
Net loss                                                                    $(3,031,135)          $   (11,345)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Provision for bad debts                                                         196,200                     -
Depreciation and amortization                                                 1,293,864                     3

Increase (decrease) in cash attributable to changes in operating assets and liabilities:

Accounts receivable                                                            (186,453)                    -
Prepaids and other current assets                                                24,419               (11,624)
Accounts payable and accruals, and other                                      1,232,827                11,550
                                                                            ------------          ------------
Net Cash Used In Operating Activities                                          (470,278)              (11,416)
                                                                            ------------          ------------

Investing Activities:
Security deposits                                                               (47,973)                    -
Capital expenditures                                                           (325,583)                 (208)
                                                                            ------------          ------------
Net Cash Used In Investing Activities                                          (373,556)                 (208)
                                                                            ------------          ------------

Financing Activities:
Issuance of common stock and warrants                                                 -                 1,000
Loans from related parties                                                            -                14,355
Payment of demand notes                                                         (50,000)                    -

                                                                            ------------          ------------
Net Cash (Used In) Provided By Financing Activities                             (50,000)               15,355
                                                                            ------------          ------------
Net (Decrease) Increase In Cash                                                (893,834)                3,731

Cash at beginning                                                             1,462,653                     -
                                                                            ------------          ------------
Cash at end                                                                 $   568,819           $     3,731
                                                                            ============          ============

Supplemental disclosure of noncash investing and financing activities:

Transfer of Capital lease obligations to accounts payable                       525,355                     -
                                                                            ============          ============

Acquisition of equipment through capital lease obligations                      450,863                     -
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

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB as of December 31, 2001.

The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly-owned subsidiaries, Comm Services Corporation, Inter-Tel.NET, Inc., Vianet Labs, Inc. (Labs) and Vianet Access, Inc. (Access) (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

Per share amounts are not reflected for the quarter ending March 31, 2001 due to the recapitalization of the Company as a result of the reverse acquisition on December 31, 2001.

2.  Demand Notes Payable

In January 2002, the Company paid $50,000 to a shareholder in settlement of demand notes.

3.  Patents and Trademarks

In connection with the acquisition of Vianet, the Company recorded patents and trademarks at fair value based upon independent valuations on December 31, 2001. The Company amortizes the patents and trademarks using the straight-line method over periods ranging from 7 to 10 years. Amortization expense for patents and trademarks was $333,364 and nil for the three-month periods ended March 31, 2002 and 2001, respectively. Amortization expense for each of the next five years is estimated to be $1,333,457 per year.

4.  Goodwill - Adoption of Statement 142

The Company adopted FAS 142 on January 1, 2002, at which time it ceased the amortization of goodwill. At March 31, 2002, the Company's goodwill had a carrying value of $1,435,757. Pursuant to FAS 142, the Company will complete its test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The following table sets forth the effect of the adoption of FAS 142 for each period:

                                                                    For the period
                                                                    ended February
                                               For the three-month    16, 2001
                                                   period ended        through
                                                  March 31, 2002    March 31, 2001
                                                  -------------    -----------------
Reported net loss                                  $ (3,031,135)    $    (11,345)
   Add back: Goodwill amortization, net of tax
   effect                                                     -                -
                                                   -------------    -------------
Adjusted net loss                                  $ (3,031,135)    $    (11,345)
                                                   =============    =============

BASIC AND DILUTED EARNINGS PER SHARE:
   Reported net loss                               $      (0.01)            n/a
   Goodwill amortization                                      -               -
                                                   -------------    -------------
   Adjusted net loss                               $      (0.01)            n/a
                                                   =============    =============


5. Proforma Results of Operations

On a proforma, unaudited basis, as if the acquisition of Vianet had occurred on February 16, 2001, total revenues and operating loss for the quarter ended March 31, 2001 would have been approximately $28,000 and ($5,560,000), respectively. Proforma basic and diluted loss per share would have approximated ($0.01) per share. These unaudited proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would actually have occurred had the acquisition been in effect on the dates indicated.

6. Segment Information

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company identifies its segments based upon components of revenue and considers its operating segments to be Telecommunications Services and Video Products.

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The Company had no significant operations for the period ended February 16, 2001 through March 31, 2001. The following amounts are disclosed for the three months ended March 31, 2002:

                                                         Tele-
                                                    communications
                                                       Services          Video Products             Total
                                                   ------------------    ----------------       ---------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002:
Revenue from external customers                            9,894,836           1,329,068            11,223,904
Inter-segment revenue                                              -                   -                     -
Gross profit                                                 276,764           1,319,492             1,596,256
Depreciation and amortization                                918,493             375,371             1,293,864
Interest expense                                             185,818              19,245               205,063
Net loss                                                 (2,288,148)           (742,987)           (3,031,135)

EBITDA                                                   (1,183,837)           (348,371)           (1,532,208)

AS OF MARCH 31, 2002:

Segment assets                                             9,403,578          13,148,045            22,551,623

Intangibles                                                        -          11,365,393            11,365,393


7.  Subsequent Events

Capital leases:

The Company is in arrears on capital lease obligations in the amount of $1,429,168 as of March 31, 2002 for amounts due to one lessor. The lessor has presented the Company with a demand letter requesting payment of all outstanding amounts under the capital leases and is currently in discussions with the Company regarding payment and resolution of various service issues relating to the equipment.

Equity transaction:

In May 2002, the Company issued 800,000 shares of common stock for investor relations services.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002

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

The following information has not been audited. You should read this information in conjunction with the condensed financial statements and related notes to financial statements included in this report. In addition, please see our Management Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2001. Vianet Technologies, Inc. is referred to as "we," "us" or "our" in this report.

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

PRINCIPAL PRODUCTS AND SERVICES

The Company, through CSC, offers telecommunications services both domestically and internationally, providing high quality Voice Over Internet Protocol, commonly referred to as VoIP, long distance services. These services, which include transport and termination services, a switched direct dialing VoIP, commonly referred to as 1+dialing, voice, fax and modem service, and Network Monitoring Operations Center Services, are provided to telecommunication carriers, business enterprises and other service providers. CSC enables telephony communications service providers to offer their consumers high quality voice, data, and video communications. CSC delivers its services through its IP-based packet switching network that is designed to be more efficient than traditional circuit-switching networks. CSC is able to charge customers highly competitive rates because its transmission costs are generally lower than those incurred by traditional circuit-switching competitors. The CSC network reduces transmission costs by providing routing which bypasses many local access, long-distance tariff and settlement charges.

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

MARKETS

Our principal target markets for video products are ISPs (Internet Service Providers) and ASPs (Application Service Providers), corporate enterprises and government agencies seeking to provide a visual experience to improve communications, brand awareness and access to digitized documents and images. Our market for telecommunications services is primarily to international long-distance telecommunication service providers on a wholesale basis.

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

The telecommunications market was dramatically affected by deregulation of certain aspects of the telecommunications industry and especially with the divestiture by AT&T (American Telephone & Telegraph, Inc.) of the regional bell operating companies. A number of competitive telecommunications companies were formed to avail themselves of the business opportunities thus offered. Today, there are over 500 U.S. long distance companies. Foreign deregulation and privatization have also allowed new long distance providers to emerge in other foreign markets, although the timing and effects are still uncertain. Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. Industry estimates provide that the lower prices for telecommunications services that have resulted from increased competition have been more than offset by decreases in the costs of providing such services and increases in telecommunications usage. These estimates rely upon FCC data for the period 1989 through 1995, during which per-minute settlement payments by U.S.-based carriers to the companies outside the United States that are primarily responsible for providing telecommunication services in particular countries (commonly referred to as "Post, Telephone and Telegraphs," or "PTTs") fell 31.4%, from $0.70 per minute to $0.48 per minute while per-minute international billed revenues fell only 13.7%, from $1.02 in 1989 to $0.88 in 1995. It is expected that as settlement rates and capacity costs continue to decline, international long distance will continue to provide opportunities in the telecommunications market.

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

We also maintain an Internet web site, which provides extensive information about our Company, our products and services and contact information.

The five largest telecommunications customers represented 74.4% and 69.6% of the Company's revenue for the period February 16, 2001 to December 31, 2001 and the three-month period ended March 31, 2002, respectively. The ten largest customers represented 92.5% and 81.0% of the Company's revenue for the period February 16, 2001 to December 31, 2001 and the three-month period ended March 31, 2002, respectively.

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

Intellectual Property

As of March 31, 2002, we have filed three patent and two trademark applications, which applications are in various stages in the process for approval. The patent information is as follows:

----------------------------------------------  ------------------------------
                                                         APPLICATION
                    TITLE                                  NUMBER
----------------------------------------------  ------------------------------

System and Method for Image Compression and
     Decompression                                        09/038,562

System and Method for Image Compression and
   Decompression                          -
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

Research and Development Activities

We employ a technical staff that is devoted to the improvement and enhancement of our existing Internet products and services as well as the development of new technologies and products. We employ a staff of 13 software engineers who develop, test and evaluate proprietary applications. The costs associated with these efforts in the quarter ended March 31, 2002 totaled approximately $315,000. To augment these resources, we employ independent consultants. We expect that we will continue to commit resources to research and development in the future to further develop our products.

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

LS Messenger Pro has moved from a proof of concept to a product phase. LS Messenger Pro has been tested on Windows 98, Windows NT, and Windows 2000. A new release of Messenger Pro has eliminated the need to send an executable file, which frequently was being blocked by email systems and firewalls. By sending a link instead of an executable the product now lends itself to be utilized in a number of new application areas. We have sold and deployed more then 300,000 licenses of Messenger Pro. Additionally we have a number of service providers deploying Messenger Pro as an enhanced monthly service offering. In those instances, Vianet and the Service Provider shares in the monthly revenue generated.

A new release of Video Interactive has become generally available as of May 1. This new release adds a number of new features and capabilities including the ability to change window sizes from small (176x144) to large (320x240), document viewing camera (640x480), user selectable bandwidth usage, and interoperability with other major H.323 video conferencing systems. Using Vianet's Licensing Server allows Service Providers to offer multiple versions (class of Service) of Video Interactive including audio-only, 2-way, 3-way, 5-way or fully functioning. In addition to the more then 300,000 licenses deployed of our previous release, our latest version is now in trials with both enterprise and service providers.

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

No assurance can be given that a market will exist for the products once the development is completed, nor can there be any assurance that we will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all.

Results of Operations for the Three-Month Period Ended March 31, 2002 and the Period Ended February 16, 2001 Through March 31, 2001

Revenues

Revenues for the three-month period ended March 31, 2002 increased to $11,223,904, as compared to revenues of nil during the period from February 16, 2001 to March 31, 2001. The 2002 revenue was comprised of approximately $8.7 million associated with telecom services provided in Mexico, approximately $398,000 attributable to other international services, approximately $310,000 attributable to domestic services, approximately $499,000 of other telecom services and fees, and approximately $1.3 million from software sales of our video products and professional services relating to the installation and maintenance of our software.

Costs and Expenses

Costs of Goods and Services Sold

Costs of good and services sold for the three-month period ended March 31, 2002 were approximately $9.6 million, as compared to costs of good and services sold of nil during the period from February 16, 2001 to March 31, 2001. The 2002 costs primarily relate to costs associated with our telecom services.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2002 increased $1,497,397 to $1,508,739, as compared to selling, general and administrative expenses of $11,342 during the period from February 16, 2001 to March 31, 2001. The 2002 expenses relate to the costs associated with the operations of the Company over the three-month period, while the 2001 expenses relate to the startup operations of the Company prior to the December 31, 2001 merger.

Personnel

Personnel costs for the three-month period ended March 31, 2002 were approximately $1.6 million, as compared to Personnel costs of nil during the period from February 16, 2001 to March 31, 2001. The 2002 costs are costs associated with salaries and benefits for 75 employees.

Depreciation and Amortization

Depreciation and amortization expense for the three-month period ended March 31, 2002 was approximately $961,000 and $333,000, respectively, as compared to depreciation and amortization expense of three dollars and nil, respectively, during the period from February 16, 2001 to March 31, 2001. The 2002 depreciation was taken upon fixed assets costing approximately $9.8 million, while the Company did not own any significant fixed assets at March 31, 2001. The 2002 amortization relates to $255,964 for Patents and $77,400 for Trademarks.

Net Loss

Net loss during the three-month period ended March 31, 2002 was $3,031,135, as compared to $11,345 during the period from February 16, 2001 to March 31, 2001.

Cash Position

For the three-month period ended March 31, 2002, the Company's cash position decreased by $893,834 from $1,462,653 to $568,819. Investing activities consisted of $325,583 used for purchases of fixed assets, while $47,973 were used for security deposits. Financing activities consisted of $50,000 used as payment on past due demand notes. The remaining $470,278 were used in operating activities of the Company.

Inflation

Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity and Capital Resources

Vianet and CSC have operated at a deficit since inception and expect to incur significant additional operating losses until the Company generates significant cash flow from operations. Management believes the Company will be able to satisfy its cash needs through outside sources and internal operations. We reported a net loss of $3,031,135 during the three-month period ended March 31, 2002 and a net loss of $14,168,656 during the year ended December 31, 2001 for the operations of CSC and Vianet. The Company's operations were funded principally by cash flow provided by working capital deficits.

Positive cash flow from operations is expected to begin in third quarter 2002. We face considerable risk in completing each of our business plan steps, such as potential cost overruns; a lack of interest in our products in the market on the part of customers; potential further deterioration of the telecommunications market; and/or a shortfall of funding due to an inability to raise capital through equity transactions or financing. If further funding is required and no funding is received, this would hinder our ability to meet our operating goals until such time as necessary funds could be raised. There can be no assurance that the Company will be able to obtain additional financing on terms and conditions acceptable to the Company or at all.

Potential Future Sources of Capital

We are currently seeking sources of additional financing, either in the form of equity and/or debt financing, to provide the additional capital in order to fund our current operations, expand our scope of operations and pursue our business strategy. We intend to complete any equity financing by issuing securities at prices equal or close to the current market value on the date of such financing. In addition, we anticipate that we will be required to issue equity securities in consideration of obtaining any such debt financing. We also plan to satisfy outstanding liabilities in the form of equity subject to the acceptance of each debt holder. However, no assurance can be given that we will be successful in completing any financing or liability satisfaction. If we are unsuccessful in completing any financing, we will not be able to fund our current expenses.

We have used and intend to continue to use the proceeds from the financings described to execute our sales plan. Our ability to achieve success with our business is dependent upon obtaining additional financing.

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended March 31, 2002, the Company incurred losses of $3,031,135 in the first quarter 2002. The Company is also in arrears on its capital lease obligations in the amount of $1,429,168 as of March 31, 2002 and has negative working capital of $20,575,080. The lessor has presented the Company with a demand letter requesting payment of all outstanding amounts under the capital leases and is currently in discussions with the Company regarding payment and resolution of various service issues relating to the equipment. The majority of the Company's Accounts Payable are delinquent. The Company is working with its vendors to procure revised payment terms, although there can be no assurances that the Company will be successful in this endeavor. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustment relating to the recovery and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We were a defendant in an action for a breach of contract claim relating to outstanding invoices for services rendered in the amount of $702,739 (Superior Court of California, County of Alameda, Cause # H217819-8). In March 2001, a default judgment was entered against Vianet in this matter. We engaged in discussions with the plaintiff regarding settlement and reached agreement with regard to a payment schedule whereby we paid the defendant $36,500 in July 2001, with the balance payable over the following eleven months. In September 2001, we paid the defendant $73,000 and agreed to pay $62,000 per month starting in January 2002. We paid the defendant $124,100 in January 2002. As such, the Company has recorded $469,139 in accounts payable on the balance sheet at March 31, 2002.

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

In addition, there are approximately 13 vendors with pending litigation matters, which relate to collection actions for existing accounts payable in the aggregate of $321,000. We are not aware of any fact indicating that a governmental authority is contemplating a proceeding against the company.

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

                                                     VIANET TECHNOLOGIES, INC.
                                                     --------------------------
                                                     (Registrant)

Date:   May 20, 2002                                 /s/ VICTOR E. GOETZ
                                                     ---------------------------
                                                     Victor E. Goetz
                                                     Chief Financial Officer