Form 10QSB
period 2002-06-30
VIANET TECHNOLOGIES INC
filed 2002-08-19
CIK 894502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                          Commission File No. 000-29177

                            VIANET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        87-0434285
 ------------------------------                   ------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                         6509 Windcrest Drive, Suite 160
                               Plano, Texas 75024
                ------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (972) 543-2700
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of July 3, 2002, there were 602,227,203 shares of the registrant's Common Stock issued, par value $.001 per share, and 602,139,266 shares outstanding.

     Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
Part 1  Financial Information

Item 1  Financial Statements

        Consolidated Balance Sheets at June 30, 2002 (unaudited) and
        December 31, 2001                                                    3

        Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001, the six months ended June 30,
           2002 and the period from February 16, 2001, Inception, through
           June 30, 2001(unaudited)                                          4

        Consolidated Statements of Cash Flows for the six months
        ended June 30, 2002 and the period from February 16, 2001,
           Inception, through June 30, 2001 (unaudited)                      5

        Notes to Consolidated Financial Statements (unaudited)              6-9

Item 2  Management's Discussion and Analysis                               10-24

Part II Other Information                                                    23

Item 1  Legal Proceedings

Item 2  Changes in Securities

Item 3  Defaults Upon Senior Securities

Item 4  Submission of Matters to a Vote of Security Holders

Item 5  Other Information

Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibits



Signatures                                                                   24


VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                               June 30,       December 31,
                                                                 2002             2001
                                                              unaudited         audited
                                                             ------------    ------------

CURRENT ASSETS
             Cash and cash equivalents                       $    228,585    $  1,462,653
             Accounts receivable, net                           3,298,239       2,729,289
             Prepaids and other current assets                    705,338         730,833
                                                             ------------    ------------
                                                                4,232,162       4,922,775
                                                             ------------    ------------

PROPERTY AND EQUIPMENT, net                                     5,962,720       7,130,078

OTHER ASSETS
             Patents, net                                       2,866,290       7,167,000
             Trademarks, net                                    1,266,753       3,096,000
             Goodwill                                                --         1,435,757
             Security deposits                                     67,973         200,000
                                                             ------------    ------------

TOTAL ASSETS                                                 $ 14,395,898    $ 23,951,610
                                                             ============    ============

CURRENT LIABILITIES
             Accounts payable                                $ 18,657,888    $ 14,820,663
             Accrued liabilities                                3,599,299       3,338,411
             Current portion of note payable                    4,950,000         250,000
             Current portion of capital lease obligations       2,376,306       2,200,630
             Convertible notes payable                          1,207,088       1,207,088
             Demand notes payable                                 194,154         855,450
                                                             ------------    ------------
                                                               30,984,735      22,672,242
                                                             ------------    ------------

LONG-TERM LIABILITIES
             Note payable, excluding current portion                 --         4,700,000
             Long-term portion of capital lease obligation      4,082,429       4,905,024

SHAREHOLDERS' DEFICIT
             Common shares                                        601,939         571,106
             Treasury stock                                          --              --
             Additional paid in capital                         6,565,443       5,271,894
             Accumulated deficit                              (27,838,648)    (14,168,656)
                                                             ------------    ------------
                                                              (20,671,266)     (8,325,656)
                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $ 14,395,898    $ 23,951,610
                                                             ============    ============


The accompanying notes are an integral part of these consolidated financial statements.




VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                               Period
                                           Three Months     Three Months     Six Months      February 16,
                                              Ended            Ended            Ended            2001,
                                                                                              Inception,
                                                                                               Through
                                          June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                          -------------    -------------    -------------    -------------
Revenue:
     Telecommunications revenue            $  10,205,459    $   1,166,194    $  20,100,295    $   1,166,194
     Software sales                              184,849             --          1,513,917             --
                                           -------------    -------------    -------------    -------------

Total revenue                                 10,390,308        1,166,194       21,614,212        1,166,194

Costs of revenue:
     Telecommunication costs                   9,766,482        1,099,356       19,384,554        1,099,356
     Software costs                               22,260             --             31,836             --
                                           -------------    -------------    -------------    -------------

                                               9,788,742        1,099,356       19,416,390        1,099,356

Gross margin                                     601,566           66,838        2,197,822           66,838


Operating expenses:
     Personnel                                 1,553,763            6,645        3,163,516            6,645
     Selling, general and administrative         990,743          161,994        2,499,482          173,336
     Depreciation and amortization             1,314,125              285        2,607,989              288
     Impairment of intangible assets           7,190,363             --          7,190,363             --
                                           -------------    -------------    -------------    -------------

Total operating expenses                      11,048,994          168,924       15,461,350          180,269

Loss from operations                         (10,447,428)        (102,086)     (13,263,528)        (113,431)

Other expenses:
     Interest expense                            190,829             --            395,893             --
     Other                                           600             --             10,571             --
                                           -------------    -------------    -------------    -------------

Net loss                                   $ (10,638,857)   $    (102,086)   $ (13,669,992)   $    (113,431)
                                           =============    =============    =============    =============


Loss per share - basic and diluted         $        (.02)             N/A    $        (.02)             N/A
                                           =============    =============    =============    =============

Weighted average shares outstanding          575,256,442              N/A      573,267,000              N/A
                                           =============    =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.




VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        Period February
                                                                           Six Months       16, 2001,
                                                                             Ended          Inception,
                                                                         June 30, 2002       through
                                                                                          June 30, 2002
                                                                         -------------    -------------
OPERATING ACTIVITIES:
Net loss                                                                 $ (13,669,992)   $    (113,431)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts                                                        353,400           77,464
Depreciation and amortization                                                2,607,989              288
Impairment of intangibles                                                    7,190,363             --

Increase (decrease) in cash attributable to changes in operating assets and liabilities:

Accounts receivable                                                           (922,350)        (172,539)
Prepaids and other current assets                                               25,495          (34,968)
Accounts payable and accruals, and other                                     3,534,583          363,515
                                                                         -------------    -------------

Net Cash (Used) Provided In Operating Activities                              (880,512)         120,329


INVESTING ACTIVITIES:

Security deposits                                                              (47,973)         (10,854)
Capital expenditures                                                          (325,583)            --

                                                                         -------------    -------------
Net Cash Used In Investing Activities                                         (373,556)         (10,854)


FINANCING ACTIVITIES:

Issuance of common stock and warrants                                             --              1,000
Increase in demand notes                                                        70,000           14,355
Payment of demand notes                                                        (50,000)         (14,355)

                                                                         -------------    -------------
Net Cash Provided In Financing Activities                                       20,000            1,000

Net (Decrease) Increase In Cash                                             (1,234,068)         110,475

Cash at beginning of period                                                  1,462,653             --
                                                                         -------------    -------------

Cash at end of period                                                    $     228,585    $     110,475
                                                                         =============    =============


Supplemental disclosure of noncash investing and financing activities:

Transfer of capital lease obligations to accounts payable                    1,097,782             --
Acquisition of equipment through capital lease obligations                     450,863             --
Conversion of demand notes to common stock                                     681,296             --
Conversion of accounts payable and accrued liabilities to common stock         644,587             --
Reclass of security deposit to goodwill                                        180,000             --
Reclass of accrued liabilities to goodwill                                     111,379             --


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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended June 30, 2002, the Company incurred losses of $13.7 million for the first six months of 2002. The Company is also in arrears on its capital lease obligations in the amount of $2,126,570 as of June 30, 2002 and has negative working capital of $26,752,573. The lessor has presented the Company with a demand letter requesting payment of all outstanding amounts under the capital leases and is currently in discussions with the Company regarding payment and resolution of various service issues relating to the equipment. The Company was recently notified by Inter-Tel, Inc. that it is in default on a principal payment of $250,000 under a note issued in connection with the purchase of Inter-tel.NET, Inc. The Company and Inter-Tel, Inc. are currently negotiating to cure this default and/or modify the terms of payment under the note. The Company is current on its required interest payments for the note. The majority of the Company's Accounts Payable are delinquent. The Company is working with its vendors to procure revised payment terms, although there can be no assurances that the Company will be successful in this endeavor. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustment relating to the recovery and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB as of December 31, 2001.

The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly-owned subsidiaries, Comm Services Corporation, Inter-Tel.NET, Inc., Vianet Labs, Inc. (Labs) and Vianet Access, Inc. (Access) (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

Per share amounts are not reflected for the six months ending June 30, 2001 due to the recapitalization of the Company as a result of the reverse acquisition on December 31, 2001.

2.   Demand Notes Payable

In January 2002, the Company paid $50,000 to a shareholder in settlement of demand notes.

During the quarter ended June 30, 2002 the Company entered into a demand note in the amount of $70,000.

During the quarter ended June 30, 2002 the Company issued 19,948,754 shares of common stock in settlement of demand notes in the amount of $681,296.

3.   Patents and Trademarks

In connection with the acquisition of Vianet, the Company recorded patents and trademarks at estimated fair value based upon independent valuations on December 31, 2001. The Company amortizes the patents and trademarks using the straight-line method over periods ranging from 7 to 10 years. Amortization expense for patents and trademarks was $666,728 and $333,364 for the six and three month periods ended June 30, 2002, respectively, and nil for the comparable 2001 periods. Amortization expense for each of the next five years is estimated to be $536,145 per year after reduction for the impairment charges described below.

In October 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets pursuant to SFAS 144. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted future cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company recognized an impairment loss on the carrying value of patents and trademarks of $5,463,227 during the quarter ended June 30, 2002. This impairment loss was caused by the revised forecast for video product sales, which has diminished the expected future cash flows supporting the valuation of patents and trademarks. As a result, the assets have been impaired to the present value of the estimated future cash flows.

4.   Goodwill and Impairment

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, FAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. FAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by FAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of FAS 141 will have a material effect on its financial position, results of operations, or cash flows.



The Company adopted FAS 142 on January 1, 2002. The Company has not amortized the goodwill related to the acquisition of Vianet at December 31, 2001. All goodwill is attributable to the video products segment. The changes in the carrying amount of goodwill between January 1, 2002 and June 30, 2002 are as follows:

Goodwill balance at January 1, 2002                                      $ 1,435,757
Additions to goodwill  during the quarter ended June 30, 2002 resulting
from  adjustments inthe allocation of the purchase price of Vianet           291,379
Impairment loss during the quarter ended June 30, 2002                    (1,727,136)
                                                                         -----------
Goodwill balance at June 30, 2002                                        $       -0-
                                                                         ===========


The goodwill balance was tested for impairment in the second quarter of 2002, after the sales forecast for video products revenue was revised. Video product sales during the second quarter of 2002 were significantly below forecasts and the estimated fair value of the reporting unit has been diminished. In the quarter ended June 30, 2002, the Company recognized a goodwill impairment loss of $1,727,136 based upon a reduction in the expected present value of future cash flows of the reporting unit.

5.   Proforma Results of Operations

On a proforma, unaudited basis, as if the acquisition of Vianet had occurred on February 16, 2001, total revenues and operating loss for the six months ended June 30, 2001 would have been approximately $1,245,000 and ($10,894,000), respectively. Included in the proforma net loss is $666,000 of proforma intangible asset amortization. Without the proforma amortization, the net loss would have been ($10,228,000). Proforma basic and diluted loss per share would have approximated ($0.02) per share. These unaudited proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would actually have occurred had the acquisition been in effect on the date indicated.

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

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The following amounts are disclosed for the six months ended June 30, 2002 and the period beginning February 16, 2001, Inception, through June 30, 2001 and the three month periods ending June 30, 2002 and 2001:




                                     Six month period ended      Period from February 16, 2001
                                           June 30, 2002          (Inception) to June 30, 2001
                                  ----------------------------    ----------------------------
                                    Telecom          Video          Telecom          Video
                                  ------------    ------------    ------------    ------------

Revenue from external customers   $ 20,100,295    $  1,513,917    $  1,166,194    $        --

Inter-segment revenues                    --              --              --               --

Gross profit                           715,741       1,482,081          66,838             --

Depreciation, amortization and
impairment                           1,860,646       7,937,706             288             --

Interest expense                       364,147          31,747            --               --

Net loss                            (4,364,406)     (9,305,586)       (113,431)            --

EBITDA                              (2,139,613)     (1,336,133)       (113,143)            --

As of                                                             June 30, 2002   June 30, 2001

Segment assets                       9,235,719       5,160,180         240,517             --

Intangible assets                         --         4,133,043            --               --

                                    Three month period ended        Three month period ended
                                          June 30, 2002                   June 30, 2001
                                  ----------------------------    ----------------------------
                                    Telecom           Video         Telecom           Video
                                  ------------    ------------    ------------    ------------

Revenue from external customers   $ 10,205,459    $    184,849    $  1,166,194    $        --

Inter-segment revenues                    --              --              --               --

Gross profit                           438,977         162,589          66,838             --

Depreciation, amortization and
impairment                             942,353       7,562,135             285             --

Interest expense                       178,327          12,502            --               --

Net loss                            (2,076,258)     (8,562,599)       (102,086)            --

EBITDA                                (955,578)       (987,962)       (101,801)            --

7.  Commitments and Contingencies

Capital leases:

The Company is in arrears on capital lease obligations in the amount of $2,126,570 as of June 30, 2002 for amounts due to one lessor. The lessor has presented the Company with a demand letter requesting payment of all outstanding amounts under the capital leases and is currently in discussions with the Company regarding payment and resolution of various service issues relating to the equipment.

Notes Payable:

The Company was recently notified by Inter-Tel, Inc. that it is in default on a principal payment of $250,000 under a note issued in connection with the purchase of Inter-tel.NET, Inc. The Company and Inter-Tel, Inc. are currently negotiating to cure this default and/or modify the terms of payment under the note. The Company is current on its required interest payments for the note.

Payroll Taxes:

The Company has recorded payroll tax liabilities in the amount of approximately $572,000, including approximately $205,000 for penalties and interest.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002

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

Although Vianet was the surviving legal entity in the merger, the transaction has been accounted for as an issuance of equity by CSC, and a recapitalization of CSC under the capital structure of Vianet in exchange for the net assets of Vianet. This type of transaction is commonly referred to as a reverse acquisition. Under the purchase method of accounting, the historical results of

CSC have been carried forward and Vianet's operations have been included in the financial statements commencing on the merger date. Accordingly, all of the historical 2001 results included here are those of CSC only. Further, on the date of the merger, the assets and liabilities of Vianet were recorded at their estimated fair values, with the excess purchase consideration allocated to goodwill and consolidated with the balance sheet of CSC. Results of operations after the merger include the results of both companies on a consolidated basis.

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

o LS Video Interactive - a suite of Video Conferencing products including the Video Interactive and Video Interactive Multipoint products;

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

The five largest telecommunications customers represented 74.4% and 72.9% of the Company's revenue for the period February 16, 2001 to December 31, 2001 and the six-month period ended June 30, 2002, respectively. The ten largest customers represented 92.5% and 86.4% of the Company's revenue for the period February 16, 2001 to December 31, 2001 and the six-month period ended June 30, 2002, respectively.

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

Intellectual Property

As of June 30, 2002, we have filed three patent and two trademark applications, which applications are in various stages in the process for approval. The patent information is as follows:

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

Research and Development Activities

We employ a technical staff that is devoted to the improvement and enhancement of our existing Internet products and services as well as the development of new technologies and products. We employ a staff of 13 software engineers who develop, test and evaluate proprietary applications. The costs associated with these efforts in the quarter ended June 30, 2002 totaled approximately $632,000. To augment these resources, we employ independent consultants. We expect that we will continue to commit resources to research and development in the future to further develop our products.

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

Video Interactive Multipoint, a new product, is now available. This product includes a number of features and capabilities such as the ability to change window sizes from small (176x144) to large (352x288), document viewing camera (640x480), user selectable bandwidth usage, and interoperability with other major H.323 video conferencing systems. Using Vianet's Licensing Server allows Service Providers to offer multiple versions (class of Service) of Video Interactive Multipoint including audio-only, 2-way, 3-way, 5-way or fully functioning. In addition to the more then 300,000 licenses deployed of our previous Video Interactive product, the Video Interactive Multipoint product has been in trials with both enterprise and service providers since last quarter.

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

Results of Operations for the Three-Months Ended June 30, 2002 and 2001

Revenues

Revenues for the three-month period ended June 30, 2002 were $10.4 million as compared to revenues of $1.2 million for the comparable 2001 period, a $9.2 million increase. The increase is primarily due to a $9 million increase in telecommunications revenue that is attributable to the telecommunications revenue of the Company's subsidiary, Inter-Tel.NET, Inc., which was acquired in July 2001. Also, the increase reflects $184,849 in revenue software sales of our video products and professional services relating to the installation and maintenance of our software. The video product operations are not included in the prior 2001 quarter results because they were not consolidated into the Company's financial statements until December 31, 2001 due to the accounting required for the reverse merger experienced by the Company.

Costs and Expenses

Costs of Revenue

Costs of revenue for the three-month period ended June 30, 2002 increased by $8.7 million to $9.8 million from $1.1 million for the quarter ended June 30, 2001. This is due to the costs associated with the increase in telecommunications revenue for the 2002 second quarter as compared to the 2001 second quarter. Costs of $22,261 related to video products were included for the 2002 second quarter while none are included in the prior 2001 quarter results due to the accounting required for the reverse merger experienced by the Company as described above.

Personnel

Personnel costs for the three-month period ended June 30, 2002 were $1.6 million, as compared to costs of $6,645 for the quarter ended June 30, 2001. The 2002 costs are associated with salaries and benefits for 64 employees as of June 30, 2002. The Company had no employees, but utilized independent sales representatives, for the quarter ended June 30, 2001.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended June 30, 2002 increased by approximately $829,000 to $990,743 as compared to selling, general and administrative expenses of $161,994 during the quarter ended June 30, 2001. The 2002 expenses relate to the costs associated with the operations of the Company over the three-month period, while the 2001 expenses relate to the operations of the Company prior to the July 2001 acquisition of Inter-Tel.NET, Inc. and the December 31, 2001 merger.


Depreciation and Amortization

Depreciation and amortization expense for the three-month period ended June 30, 2002 was approximately $980,761 and $333,364, respectively, as compared to depreciation expense of $285 for the quarter ended June 30, 2001. The increase in depreciation expense is the result of depreciable assets acquired in the July 2001 Inter-Tel.NET, Inc. acquisition and the December 31, 2001 merger while the Company did not own any significant fixed assets at June 30, 2001. The increase in amortization expenses relates to patents and trademarks acquired in the December 31, 2001 merger.

Impairment of Intangible Assets

In connection with the acquisition of Vianet, the Company recorded patents and trademarks at estimated fair value based upon independent valuations on December 31, 2001. These long-lived assets are required to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. Based upon its most recent analysis, the Company recognized an impairment loss on the carrying value of patents and trademarks of $5,463,227 during the quarter ended June 30, 2002. This impairment loss was caused by the revised forecast for video product sales, which has diminished the expected future cash flows supporting the valuation of patents and trademarks. As a result, the assets have been impaired to the present value of the estimated future cash flows.

All business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method, in which goodwill and intangible assets with indefinite lives must be tested for impairment at least annually. The goodwill balance was tested for impairment in the second quarter of 2002, after the sales forecast for video products revenue was revised. Video product sales during the second quarter of 2002 were significantly below forecasts and the estimated fair value of the reporting unit has been diminished. In the quarter ended June 30, 2002, the Company recognized a goodwill impairment loss of $1,727,136 based upon a reduction in the expected present value of future cash flows of the reporting unit.

Net Loss

Net loss for the three-month period ended June 30, 2002 was $10.6 million, as compared to $102,086 for the quarter ended June 30, 2001, for the reasons discussed above.


Results of Operations for the Six-Month Period Ended June 30, 2002 and the Period February 16, 2001, Inception, Through June 30, 2001

Revenues

Revenues for the six-month period ended June 30, 2002 increased by $20.5 million to $21.7 million, from revenues of $1.2 million for the period from February 16, 2001 to June 30, 2001. The 2002 period revenue increase is primarily due to an $18.9 million increase in telecommunications revenue that is attributable to the telecommunications revenue of the Company's subsidiary, Inter-Tel.NET, Inc., which was acquired in July 2001. Also, the increase reflects $1.5 million in revenue from software sales of our video products and professional services relating to the installation and maintenance of our software. The video product operations are not included in the prior 2001 quarter results because they were not consolidated into the Company's financial statements until December 31, 2001 due to the accounting required for the reverse merger experienced by the Company.

Costs and Expenses

Costs of Revenue

Costs of revenue for the six-month period ended June 30, 2002 was approximately $19.4 million, as compared to costs of revenue of $1.1 million for the period from February 16, 2001 to June 30, 2001. The increase of $18.3 million is due to the costs associated with the increases in our telecom services for the 2002 period as compared to the 2001 period. Costs of $31,837 related to video products were included for the 2002 period while none included in the prior 2001 period results due to the accounting required for the reverse merger experienced by the Company as described above.

Personnel

Personnel costs for the six-month period ended June 30, 2002 were approximately $3.2 million, as compared to Personnel costs of $6,645 during the period from February 16, 2001 to June 30, 2001. The 2002 costs are associated with salaries and benefits for 64 employees as of June 30, 2002. The Company had no employees, but utilized independent sales representatives, for the period ended June 30, 2001.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended June 30, 2002 increased by $2.3 million to $2.5 million as compared to selling, general and administrative expenses of $173,336 during the period from February 16, 2001 to June 30, 2001. The 2002 expenses relate to the costs associated with the operations of the Company over the six-month period, while the 2001 expenses relate to the operations of the Company prior to the July 2001 Inter-Tel.NET, Inc. acquisition and the December 31, 2001 merger.

Depreciation and Amortization

Depreciation and amortization expense for the six-month period ended June 30, 2002 was approximately $1,941,261 and $666,728, respectively, as compared to depreciation expense of $288 for the period from February 16, 2001 to June 30, 2001. The increase in depreciation expense is the result of depreciable assets acquired in the July 2001 Inter-Tel.NET, Inc. acquisition and the December 31, 2001 merger while the Company did not own any significant fixed assets at June 30, 2001. The increase in amortization expense relates to amortization of patents and trademarks acquired in the December 31, 2001 merger.

Impairment of Intangible Assets

In connection with the acquisition of Vianet, the Company recorded patents and trademarks at estimated fair value based upon independent valuations on December 31, 2001. These long-lived assets are required to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. Based upon its most recent analysis, the Company recognized an impairment loss on the carrying value of patents and trademarks of $5,463,227 during the quarter ended June 30, 2002. This impairment loss was caused by the revised forecast for video product sales, which has diminished the expected future cash flows supporting the valuation of patents and trademarks. As a result, the assets have been impaired to the present value of the estimated future cash flows.

All business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method, in which goodwill and intangible assets with indefinite lives must be tested for impairment at least annually. The goodwill balance was tested for impairment in the second quarter of 2002, after the sales forecast for video products revenue was revised. Video product sales during the second quarter of 2002 were significantly below forecasts and the estimated fair value of the reporting unit has been diminished. In the quarter ended June 30, 2002, the Company recognized a goodwill impairment loss of $1,727,136 based upon a reduction in the expected present value of future cash flows of the reporting unit.

Net Loss

Net loss for the six-month period ended June 30, 2002 was $13.7 million, as compared to $113,431 for the period from February 16, 2001 to June 30, 2001 for the reasons discussed above.

Cash Position

For the six-month period ended June 30, 2002, the Company's cash position decreased by $1,234,068 from $1,462,653 to $228,585. Investing activities consisted of $325,583 used for purchases of fixed assets, while $47,973 were used for security deposits. Financing activities consisted of $50,000 used as payment on past due demand notes and a new $70,000 demand note. The remaining $880,512 were used in operating activities of the Company.


Inflation

Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity and Capital Resources

Vianet and CSC have operated at a deficit since inception and expect to incur significant additional operating losses until the Company generates significant cash flow from operations. Management believes the Company will be able to satisfy its cash needs through outside sources and internal operations. We reported a net loss of $13.7 million for the six-month period ended June 30, 2002 and a net loss of $14.2 million for the year ended December 31, 2001 for the operations of CSC and Vianet. The Company's operations were funded principally by cash flow provided by working capital deficits.

Positive cash flow from operations was expected to begin in third quarter 2002, but the Company now expects this to begin in the last quarter of 2002. We face considerable risk in completing each of our business plan steps, such as potential cost overruns; a lack of interest in our products in the market on the part of customers; potential further deterioration of the telecommunications market; and/or a shortfall of funding due to an inability to raise capital through equity transactions or financing. If further funding is required and no funding is received, this would hinder our ability to meet our operating goals until such time as necessary funds could be raised. There can be no assurance that the Company will be able to obtain additional financing on terms and conditions acceptable to the Company or at all.

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

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended June 30, 2002, the Company incurred losses of $13.7 million for the first six months of 2002. The Company is also in arrears on its capital lease obligations in the amount of $2,126,570 as of June 30, 2002 and has negative working capital of $26,752,573. The lessor has presented the Company with a demand letter requesting payment of all outstanding amounts under the capital leases and is currently in discussions with the Company regarding payment and resolution of various service issues relating to the equipment. The Company was recently notified by Inter-Tel, Inc. that it is in default on a principal payment of $250,000 under a note issued in connection with the purchase of Inter-tel.NET, Inc. The Company and Inter-Tel, Inc. are currently negotiating to cure this default and/or modify the terms of payment under the note. The Company is current on its required interest payments for the note. The majority of the Company's Accounts Payable are delinquent. The Company is working with its vendors to procure revised payment terms, although there can be no assurances that the Company will be successful in this endeavor. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustment relating to the recovery and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We were a defendant in an action for a breach of contract claim relating to outstanding invoices for services rendered in the amount of $702,739 (Superior Court of California, County of Alameda, Cause # H217819-8). In March 2001, a default judgment was entered against Vianet in this matter. We engaged in discussions with the plaintiff regarding settlement and reached agreement with regard to a payment schedule whereby we paid the defendant $36,500 in July 2001, with the balance payable over the following eleven months. In September 2001, we paid the defendant $73,000 and agreed to pay $62,000 per month starting in January 2002. We paid the defendant $124,100 in January 2002. There have been no further payments.

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

A claim has been filed in the District Court of Dallas County, Texas in which the plaintiffs have asserted breach of contract, civil conspiracy, unspecified general damages and exemplary damages in the amount of $1,000,000. The claim relates to the 1999 acquisition of PSI Communications, Inc. by Vianet Technologies, Inc. The Company considers this claim to be without merit and believes it will prevail in its defense against the suit.

There are three actions that related to collection of existing accounts payable in which judgments have been entered against the Company totaling $39,199. In addition, there are 10 vendors with pending litigation matters related to collection actions for existing accounts payable in the aggregate of approximately $377,000.

There is also one former employee with pending litigation seeking $63,281 under an employment agreement for which $6,500 has been paid and $56,781 is still subject to litigation.

There are two other former employees with pending litigation under employment agreements seeking $28,752 and $23,418, respectively. The Company believes these claims to be without merit as both employees previously agreed to accept Vianet common stock in satisfaction of these amounts and such stock was issued.

We are not aware of any governmental proceeding against the company.

Item 2. Changes in Securities and Use of Proceeds

In May 2002, the Company issued 800,000 shares of common stock to two consultants in consideration for past consulting services valued at $61,538. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In June 2002, the Company issued 3,504,948 shares of common stock to 13 former and current employees in consideration for accrued salaries owed valued at $206,104. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In June 2002, the Company issued 19,948,754 shares of common stock to 9 individuals or entities in consideration for forgiveness of demand notes valued at $681,296. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In June 2002, the Company issued 6,579,625 shares of common stock to 12 individuals or entities in settlement of accounts payable and other accrued expenses valued at $376,945. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     In June, 2002, Stephen M. Wagner resigned from his position as a director of Vianet. The resignation was not based upon any disagreement with Vianet on any matter relating to Vianet's operations, policies or practices.

Item 6. Exhibits and Reports on Form 8-K

        99.1   Certification   of  the  Chief   Executive   Officer   of  Vianet
               Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2   Certification   of  the  Chief   Financial   Officer   of  Vianet
               Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     VIANET TECHNOLOGIES, INC.
                                                     ---------------------------
                                                     (Registrant)

Date:   August 19, 2002                                 /s/ VICTOR E. GOETZ
                                                     ---------------------------
                                                     Victor E. Goetz
                                                     Chief Financial Officer