Form 10QSB
period 2002-09-30
VIANET TECHNOLOGIES INC
filed 2002-11-19
CIK 894502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 12, 2002, there were 614,646,240 shares of the registrant's Common Stock issued, par value $.001 per share, and 614,558,303 shares outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX



Part 1  Financial Information

Item 1  Financial Statements

        Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001

        Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001, the nine months ended September 30, 2002 and the period from February 16, 2001, Inception, through September 30, 2001(unaudited)

        Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and the period from February 16, 2001, Inception, through September 30, 2001 (unaudited)

        Notes to Consolidated Financial Statements (unaudited)

Item 2  Management's Discussion and Analysis

Item 3  Controls and Procedures

Part II Other Information

Item 1  Legal Proceedings

Item 2  Changes in Securities

Item 3  Defaults Upon Senior Securities

Item 4  Submission of Matters to a Vote of Security Holders

Item 5  Other Information

Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibits



Signatures


VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                   September 30, 2002     December 31, 2001
                                                        unaudited              audited
                                                   ------------------    ------------------
CURRENT ASSETS
   Cash and cash equivalents                       $           57,025    $        1,462,653
   Accounts receivable, net                                 1,485,086             2,729,289
   Prepaids and other current assets                          709,343               730,833
                                                   ------------------    ------------------
                                                            2,251,454             4,922,775
                                                   ------------------    ------------------

PROPERTY AND EQUIPMENT, net                                 4,994,076             7,130,078

OTHER ASSETS
   Patents, net                                               556,087             7,167,000
   Trademarks, net                                            259,335             3,096,000
   Goodwill                                                      --               1,435,757
   Security deposits                                           50,073               200,000
                                                   ------------------    ------------------

TOTAL ASSETS                                       $        8,111,025    $       23,951,610
                                                   ==================    ==================

CURRENT LIABILITIES
   Accounts payable                                $       16,233,709    $       14,820,663
   Accrued liabilities                                      3,375,173             3,338,411
   Current portion of note payable                          4,950,000               250,000
   Current portion of capital lease obligations             8,402,030             2,200,630
   Convertible notes payable                                1,207,088             1,207,088
   Demand notes payable                                       494,154               855,450
                                                   ------------------    ------------------
                                                           34,662,154            22,672,242
                                                   ------------------    ------------------

LONG-TERM LIABILITIES
   Note payable, excluding current portion                       --               4,700,000
   Long-term portion of capital lease obligation              233,838             4,905,024

SHAREHOLDERS' DEFICIT
   Common shares                                              603,216               571,106
   Common Stock Subscribed                                      9,467                  --
   Additional paid in capital                               6,933,585             5,271,894
   Accumulated deficit                                    (34,331,235)          (14,168,656)
                                                   ------------------    ------------------
                                                          (26,784,967)           (8,325,656)
                                                   ------------------    ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $        8,111,025    $       23,951,610
                                                   ==================    ==================


The accompanying notes are an integral part of these consolidated financial statements.


VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                                 Period
                                            Three Months     Three Months     Nine Months      February 16,
                                               Ended            Ended            Ended            2001,
                                                                                                Inception,
                                                                                                 Through
                                           September 30,    September 30,    September 30,    September 30,
                                                2002             2001             2002             2001
                                           ------------------------------    ------------------------------
Revenue:
     Telecommunications revenue            $   8,143,145    $   6,363,532    $  28,243,440    $   7,529,726
     Software sales                               50,804             --          1,564,721             --
                                           ------------------------------    ------------------------------

Total revenue                                  8,193,949        6,363,532       29,808,161        7,529,726

Costs of revenue:
     Telecommunication costs                   7,680,327        6,424,564       27,064,881        7,523,920
     Software costs                               10,848             --             42,684             --
                                           ------------------------------    ------------------------------

                                               7,691,176        6,424,564       27,107,565        7,523,920

Gross margin                                     502,774          (61,032)       2,700,596            5,806


Operating expenses:
     Personnel                                 1,267,535          579,391        4,431,051          586,036
     Selling, general and administrative       2,985,800          510,256        5,485,283          672,250
     Depreciation and amortization             1,102,680          577,055        3,710,669          577,340
     Impairment of intangible assets           1,329,953                0        8,520,316             --
                                           ------------------------------    ------------------------------

Total operating expenses                       6,685,968        1,666,702       22,142,318        1,835,626

Loss from operations                          (6,183,194)      (1,727,734)     (19,446,722)      (1,829,820)

Other Income expenses:
     Interest expense                            309,393          103,638          705,286          103,638
     Other                                          --             (5,580)          10,571           (5,580)
                                           ------------------------------    ------------------------------

Net loss                                   $  (6,492,588)   $  (1,825,792)   $ (20,162,579)   $  (1,927,878)
                                           ==============================    ==============================


Loss per share - basic and diluted         $        (.01)             N/A    $        (.03)             N/A
                                           ==============================    ==============================

Weighted average shares outstanding          602,943,613              N/A      583,267,910              N/A
                                           ==============================    ==============================




The accompanying notes are an integral part of these consolidated financial statements.


VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                             Period
                                                                                           February 16,
                                                                          Nine Months         2001,
                                                                             Ended         Inception,
                                                                         September 30,       through
                                                                              2002        September 30,
                                                                                              2001
                                                                         ------------------------------
OPERATING ACTIVITIES:
Net loss                                                                 $ (20,162,579)   $  (1,927,878)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts                                                      2,491,250          253,802
Equity compensation for expenses                                               118,802             --
Depreciation and amortization                                                3,710,669          577,340
Impairment of intangibles                                                    8,520,316             --

Increase (decrease) in cash attributable to changes in operating assets and liabilities:

Accounts receivable                                                         (1,247,047)      (1,245,674)
Prepaids and other current assets                                               21,490           20,540
Accounts payable and accruals, and other                                     5,256,440        3,099,313
                                                                         ------------------------------

Net Cash Provided (Used) In Operating Activities                            (1,290,659)         777,443

INVESTING ACTIVITIES:

Cash acquired in Inter-Tel.NET, Inc. purchase                                     --             24,817
Security deposits                                                              (30,073)         (12,393)
Capital expenditures                                                          (325,583)            --

                                                                         ------------------------------
Net Cash Provided (Used) In Investing Activities                              (355,656)          12,424


FINANCING ACTIVITIES:

Issuance of common stock and warrants                                             --            201,000
Increase in demand notes                                                       370,000             --
Payment of demand notes                                                        (50,000)            --
Payments under capital leases                                                  (79,313)
                                                                         ------------------------------
Net Cash Provided In Financing Activities                                      240,687          201,000

Net (Decrease) Increase In Cash                                             (1,405,628)         990,867

Cash at beginning of period                                                  1,462,653             --
                                                                          ------------------------------

Cash at end of period                                                    $      57,025    $     990,867
                                                                         ==============================

Supplemental disclosure of cash flow information:

Cash paid during the period for interest                                        23,172             --

Supplemental disclosure of noncash investing and financing activities:


Transfer of capital lease obligations from accounts payable                  1,102,804             --
Acquisition of equipment through capital lease obligations                     450,863             --
Conversion of demand notes to common stock                                     681,296             --
Conversion of accounts payable and accrued liabilities to common stock         903,170
Reclass of security deposit to goodwill                                        180,000             --
Reclass of accrued liabilities to goodwill                                   1,965,012             --

Note payable issued for acquisition of Inter-Tel.NET, Inc.                        --          4,950,000



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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended September 30, 2002, the Company incurred losses of $20.2 million for the first nine months of 2002.

The Company is also in arrears on its capital lease obligations in the amount of $2,744,035 as of September 30, 2002 and has negative working capital of $32.4 million. The lessor has presented the Company with a demand letter requesting payment of all outstanding amounts under the capital leases and is currently in discussions with the Company regarding payment and resolution of various service issues relating to the equipment.

The Company was recently notified by Inter-Tel, Inc. (Inter-Tel) that it believes the Company is in default on a principal payment of $250,000 due September 22, 2002 under a note in the amount of $4,950,000 issued in connection with the purchase of Vianet Communications, Inc. (formerly Inter-tel.NET, Inc.)(VComm), and further believes the Company is in default under the note such that Inter-Tel considers the note subject to acceleration. The Company and Inter-Tel are negotiating the priority of application for various amounts owed by a subsidiary of Inter-Tel to the telecommunications subsidiary of the Company, a cure of any default and/or modification of the terms of payment under the note.

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

The consolidated financial statements include the accounts of Vianet Technologies, Inc. (Vianet) and its wholly-owned subsidiaries, Comm Services Corporation, Vianet Communications, Inc. (formerly Inter-Tel.NET, Inc.) (VComm) Vianet Labs, Inc. (Labs) and Vianet Access, Inc. (Access) (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

Per share amounts are not reflected for the nine months ending September 30, 2001 due to the recapitalization of the Company as a result of the reverse acquisition on December 31, 2001.

2.       Demand Notes Payable

In January 2002, the Company paid $50,000 to a shareholder in settlement of demand notes.

During the quarter ended June 30, 2002 the Company entered into a demand note in the amount of $70,000.

During the quarter ended June 30, 2002 the Company issued 19,948,754 shares of common stock in settlement of demand notes in the amount of $681,296.

In September 2002 the Company entered into a note payable in the amount of $300,000.

3.       Patents and Trademarks

In connection with the acquisition of Vianet, the Company recorded patents and trademarks at estimated fair value based upon independent valuations on December 31, 2001. The Company amortizes the patents and trademarks using the straight-line method over 7 years and 10 years, respectively. Amortization expense for patents and trademarks was $800,764 and $134,036 for the nine and three month periods ended September 30, 2002, respectively, and nil for the comparable 2001 periods. Amortization expense for each of the next five years is estimated to be $105,375 per year after reduction for the impairment charges described below.

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

The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets pursuant to SFAS 144. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted future cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company recognized an impairment loss on the carrying value of patents and trademarks of $1,329,953 during the quarter ended September 30, 2002. This impairment loss was caused by the revised forecast for video product sales, which has diminished the expected future cash flows supporting the valuation of patents and trademarks. As a result, the assets have been impaired to the present value of the estimated future cash flows.

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

The Company adopted FAS 142 on January 1, 2002. The Company had not amortized the goodwill related to the acquisition of Vianet at December 31, 2001. All goodwill is attributable to the video products segment. In the quarter ended June 30, 2002, the Company recognized a goodwill impairment loss of $1,727,136, based upon a reduction in the expected present value of future cash flows of the reporting unit. For the quarter ended September 30, 2002, the Company completed its reallocation of the net asset values in the acquisition. As a result of the reallocation, goodwill was credited in the amount of $1,853,633 for the reduction of assumed liabilities. The resulting negative goodwill balance was reallocated to the other intangible assets on a pro-rata basis.

5.       Proforma Results of Operations

On a proforma, unaudited basis, as if the acquisition of Vianet had occurred on February 16, 2001, total revenues and operating loss for the nine months ended September 30, 2001 would have been approximately $30,518,000 and $(13,727,000), respectively. Included in the proforma net loss is $999,000 of proforma intangible asset amortization. Without the proforma amortization, the net loss would have been $(12,728,000). Proforma basic and diluted loss per share would have approximated ($0.03) per share. These unaudited proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would actually have occurred had the acquisition been in effect on the date indicated.

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

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The following amounts are disclosed for the nine months ended September 30, 2002 and the period beginning February 16, 2001, Inception, through September 30, 2001 and the three month periods ending September 30, 2002 and 2001:


                                       Nine month period ended           Period from February 16, 2001
                                         September 30, 2002            (Inception) to September 30, 2001
                                  ---------------------------------    ---------------------------------
                                      Telecom             Video            Telecom             Video
                                  --------------     --------------    --------------     --------------
Revenue from external customers   $   28,243,440     $    1,564,721    $    7,529,726     $         --

Inter-segment revenues                      --                 --                --                 --

Gross profit                           1,178,559          1,522,036             5,806               --

Depreciation, amortization and
impairment                             2,800,409          9,430,576           577,340               --

Interest expense                         527,835            177,451           103,638               --

Net loss                              (8,278,384)       (11,884,195)       (1,927,878)              --

EBITDA                                (4,950,140)        (2,276,168)       (1,246,900)              --

As of                                    September 30, 2002                   September 30, 2001
                                  ---------------------------------    ---------------------------------

Segment assets                         6,297,527          1,813,498        19,799,757               --

Intangible assets                           --              815,422         7,059,398               --


                                      Three month period ended             Three month period ended
                                         September 30, 2002                   September 30, 2001
                                  ---------------------------------    ---------------------------------
                                      Telecom             Video            Telecom             Video
                                  --------------     --------------    --------------     --------------

Revenue from external customers   $    8,143,145     $       50,805    $    6,363,532     $         --

Inter-segment revenues                      --                 --                --                 --

Gross profit                             462,818             39,956           (61,032)              --

Depreciation, amortization and
impairment                               939,363          1,493,270           577,055               --

Interest expense                         163,688            145,705           103,638               --

Net loss                              (3,945,723)        (2,546,865)       (1,825,792)              --

EBITDA                                (2,842,672)          (907,890)       (1,145,099)              --

7.       Commitments and Contingencies

Capital leases:

The Company is in arrears on capital lease obligations in the amount of $2,744,035 as of September 30, 2002 for amounts due to one lessor. The lessor has presented the Company with a demand letter requesting payment of all outstanding amounts under the capital leases and is currently in discussions with the Company regarding payment and resolution of various service issues relating to the equipment.

Notes Payable:

The Company was recently notified by Inter-Tel that it believes the Company is in default on a principal payment of $250,000 due September 22, 2002 under a note in the amount of $4,950,000 issued in connection with the purchase of VComm, and further believes the Company is in default under the note such that

Inter-Tel considers the note subject to acceleration. The Company and Inter-Tel are negotiating the priority of application for various amounts owed by a subsidiary of Inter-Tel to the telecommunications subsidiary of the Company, a cure of any default and/or modification of the terms of payment under the note.

Payroll Taxes:

The Company has recorded payroll tax liabilities in the amount of approximately $501,995, including approximately $177,373 for penalties and interest.



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

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

The following information has not been audited. You should read this information +n conjunction with the condensed financial statements and related notes to financial statements included in this report. In addition, please see our Management Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2001. Vianet Technologies, Inc. is referred to as "we," "us" or "our" in this report.

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

         o LS Video Interactive - a point to point video conferencing product .

         o Video Interactive Multipoint - allows up to an 8 party software based video/audio conference over IP, without a conference bridge (MCU).


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

The five largest telecommunications customers represented 75.3% and 70.4% of the Company's revenue for the period February 16, 2001 to December 31, 2001 and the nine-month period ended September 30, 2002, respectively. The ten largest customers represented 96.0% and 84.6% of the Company's revenue for the period February 16, 2001 to December 31, 2001 and the nine-month period ended September 30, 2002, respectively.

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

Intellectual Property

As of September 30, 2002, we have filed three patent and two trademark applications, which applications are in various stages in the process for approval. The patent information is as follows:

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

Research and Development Activities

We employ a technical staff that is devoted to the improvement and enhancement of our existing Internet products and services as well as the development of new technologies and products. We employ a staff of 9 software engineers who develop, test and evaluate proprietary applications. The costs associated with these efforts in the quarter ended September 30, 2002 totaled approximately $438,000. To augment these resources, we employ independent consultants. We expect that we will continue to commit resources to research and development in the future to further develop our products.

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

Results of Operations for the  Three-Month  Period Ended  September 30, 2002 and
2001

Revenues

Revenues for the three-month period ended September 30, 2002 were $8.2 million as compared to revenues of $6.4 million for the comparable 2001 period, a $1.8 million increase. The increase is primarily due to a $1.8 million increase in telecommunications revenue that is attributable to the telecommunications revenue of the Company's subsidiary, VComm, which was acquired on July 24, 2001. Thus, the comparable 2001 period excludes approximately three weeks in operating results for VComm for the 2002 period. Also, the increase reflects $50,805 in revenue software sales of our video products and professional services relating to the installation and maintenance of our software. The video product operations are not included in the prior 2001 quarter results because they were not consolidated into the Company's financial statements until December 31, 2001 due to the accounting required for the reverse merger experienced by the Company.

Costs and Expenses

Costs of Revenue

Costs of revenue for the three-month period ended September 30, 2002 increased by $1.3 million to $7.7 million from $6.4 million for the quarter ended September 30, 2001. This is due to the costs associated with the increase in telecommunications revenue for the 2002 third quarter as compared to the 2001 third quarter. Costs of $10,848 related to video products were included for the 2002 third quarter while none are included in the prior 2001 quarter results due to the accounting required for the reverse merger experienced by the Company as described above.

Personnel

Personnel costs for the three-month period ended September 30, 2002 were $1.3 million, as compared to costs of $579,391 for the quarter ended September 30, 2001. The 2002 costs include salaries and benefits for video product segment personnel costs of $722,000 which were not included in the 2001 period due to the reverse merger accounting. Telecommunications segment employees, and independent sales representatives represented personnel costs, for the quarter ended September 30, 2001 with VComm employees beginning July 24, 2001.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended September 30, 2002 increased by approximately $2.5 million to $2.9 million as compared to selling, general and administrative expenses of $510,256 during the quarter ended September 30, 2001. The 2002 expenses relate to the costs associated with the operations of the Company over the three-month period, while the 2001 expenses relate to the operations of the Company prior to the December 31, 2001 merger and the operations of VComm beginning July 24, 2001. Video products segment expenses of $245,166 are included in the 2002 period. Additionally, bad debt expense was $2,023,300 higher in the 2002 period compared to the 2001 period due to the write-off of accounts receivables of two customers for which $2,137,159 was revenue reported in the 2002 quarter.

Depreciation and Amortization

Depreciation and amortization expense for the three-month period ended September 30, 2002 was approximately $968,644 and $134,036, respectively, as compared to depreciation and amortization expense of $577,054 and nil, respectively, for the quarter ended September 30, 2001. The increase in depreciation expense is the result of including depreciation expense for VComm for the entire quarter and for equipment acquired subsequent to the 2001 period. The increase in amortization expenses relates to patents and trademarks acquired in the December 31, 2001 merger.

Impairment of Intangible Assets

In connection with the acquisition of Vianet, the Company recorded patents and trademarks at estimated fair value based upon independent valuations on December 31, 2001. These long-lived assets are required to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. Based upon its most recent analysis, the Company recognized an impairment loss on the carrying value of patents and trademarks of $1,329,953 during the quarter ended September 30, 2002. The company did not recognize an impairment loss for the quarter ended September 30, 2001. This impairment loss was caused by the revised forecast for video product sales, which has diminished the expected future cash flows supporting the valuation of patents and trademarks. As a result, the assets have been impaired to the present value of the estimated future cash flows of the reporting unit.

All business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method, in which goodwill and intangible assets with indefinite lives must be tested for impairment at least annually. The goodwill balance was tested for impairment in the third quarter of 2002, after the sales forecast for video products revenue was revised. Video product sales during the third quarter of 2002 were significantly below forecasts and the estimated fair value of the reporting unit has been diminished. In the quarter ended June 30, 2002, the Company recognized a goodwill impairment loss of $1,727,136 based upon a reduction in the expected present value of future cash flows of the reporting unit. For the quarter ended September 30, 2002, the Company completed its reallocation of the net asset values in the acquisition. As a result of the reallocation, goodwill was credited in the amount of $1,853,633 for the reduction of assumed liabilities. The resulting negative goodwill balance was reallocated to the other intangible assets on a pro-rata basis.

Net Loss

Net loss for the three-month period ended September 30, 2002 was $6.5 million, as compared to $1.8 million for the quarter ended September 30, 2001, for the reasons discussed above.


Results of Operations for the Nine-Month Period Ended September 30, 2002 and the Period February 16, 2001, Inception, Through September 30, 2001

Revenues

Revenues for the nine-month period ended September 30, 2002 increased by $22.3 million to $29.8 million, from revenues of $7.5 million for the period from February 16, 2001 to September 30, 2001. The 2002 period revenue increase is primarily due to an $20.7 million increase in telecommunications revenue that is attributable to the telecommunications revenue of the Company's subsidiary, Inter-Tel.NET, Inc., which was acquired in July 2001. Also, the increase reflects $1.6 million in revenue from software sales of our video products and professional services relating to the installation and maintenance of our software. The video product operations are not included in the prior 2001 quarter results because they were not consolidated into the Company's financial statements until December 31, 2001 due to the accounting required for the reverse merger experienced by the Company.

Costs and Expenses

Costs of Revenue

Costs of revenue for the nine-month period ended September 30, 2002 was $27.1 million compared to $7.5 million for the period from February 16, 2001 to September 30, 2001. The increase of $19.6 million is due to the costs associated with the increases in our telecom services for the 2002 period as compared to the 2001 period. Costs of $42,684 related to video products were included for the 2002 period while none were included in the prior 2001 period results due to the accounting required for the reverse merger experienced by the Company as described above.

Personnel

Personnel costs for the nine-month period ended September 30, 2002 were approximately $4.4 million, as compared to Personnel costs of $586,036 during the period from February 16, 2001 to September 30, 2001,a $3.8 million increase. The 2002 costs are associated with salaries and benefits for both video product and telecommunications segments with the addition of VComm employees in July 2001. Video product segment personnel cost of $2,439,118 was reported in the 2002 period while none were included in the prior 2001 period results due to the accounting required for the reverse merger experienced by the company as described above.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended September 30, 2002 increased by $4.8 million to $5.5 million as compared to selling, general and administrative expenses of $672,250 during the period from February 16, 2001 to September 30, 2001. The 2002 expenses relate to the costs associated with the operations of the Company over the nine-month period, while the 2001 expenses relate to the operations of the Company for five months prior to the July 2001 VComm acquisition and the December 31, 2001 merger. In addition, the nine-month period ended September 30, 2002 included bad debt expense of $2.5 million, primarily related to third quarter revenue for two customers, while the 2001 period expense was $77,000.

Depreciation and Amortization

Depreciation and amortization expense for the nine-month period ended September 30, 2002 was approximately $2,909,905 and $800,764, respectively, as compared to depreciation expense of $577,343 and nil, respectively, for the period from February 16, 2001 to September 30, 2001. The increase in depreciation expense is the result of depreciable assets acquired in the July 2001 VComm acquisition and the December 31, 2001 merger while the Company did not own any significant fixed assets prior to the VComm acquisition. The increase in amortization expense relates to amortization of patents and trademarks acquired in the December 31, 2001 merger.

Impairment of Intangible Assets

In connection with the acquisition of Vianet, the Company recorded patents and trademarks at estimated fair value based upon independent valuations on December

31, 2001. These long-lived assets are required to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. Based upon its most recent analysis, the Company recognized an impairment loss on the carrying value of patents and trademarks of $1,329,953 during the quarter ended September 30, 2002. This impairment loss was caused by the revised forecast for video product sales, which has diminished the expected future cash flows supporting the valuation of patents and trademarks. As a result, the assets have been impaired to the present value of the estimated future cash flows.

All business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method, in which goodwill and intangible assets with indefinite lives must be tested for impairment at least annually. The goodwill balance was tested for impairment in the third quarter of 2002, after the sales forecast for video products revenue was revised. Video product sales during the third quarter of 2002 were significantly below forecasts and the estimated fair value of the reporting unit has been diminished. In the quarter ended June 30, 2002, the Company recognized a goodwill impairment loss of $1,727,136 based upon a reduction in the expected present value of future cash flows of the reporting unit. For the quarter ended September 30, 2002, the Company completed its reallocation of the net asset values in the acquisition. As a result of the reallocation, goodwill was credited in the amount of $1,853,633 for the reduction of assumed liabilities. The resulting negative goodwill balance was reallocated to the other intangible assets on a pro-rata basis.


Net Loss

Net loss for the nine-month period ended September 30, 2002 was $20.2 million, as compared to $1.9 million for the period from February 16, 2001 to September 30, 2001 for the reasons discussed above.

Cash Position

For the nine-month period ended September 30, 2002, the Company's cash position decreased by $1,405,628 from $1,462,653 to $57,025. Investing activities consisted of $325,583 used for purchases of fixed assets, while $30,073 was used for security deposits. Financing activities consisted of $50,000 used as payment on past due demand notes and net cash provided from new demand notes of $370,000 and payments under capital leases of $79,313. The remaining $1,290,659 was used in operating activities of the Company.


Inflation

Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity and Capital Resources

Vianet and CSC have operated at a deficit since inception and expect to incur significant additional operating losses until the Company generates significant cash flow from operations. The company reported a net loss of $20.2 million for the nine-month period ended September 30, 2002 and a net loss of $14.2 million for the year ended December 31, 2001 for the operations of CSC and Vianet. The Company's operations were funded principally by cash flow provided by working capital deficits.

Positive cash flow from operations was previously projected for the last quarter of 2002 but the Company does not believe this to be attainable at this time. The Company is reducing personnel and facilities costs in its efforts to achieve positive cash flow as well as pursuing additional distribution channels for its video products. At this time the company is unable to forecast when positive cash flow may occur. We face considerable risk in completing each of our business plan steps, such as potential cost overruns; a lack of interest in our products in the market on the part of customers; potential further deterioration of the telecommunications market; termination of services by vendors; and/or a shortfall of funding due to an inability to raise capital through equity transactions or financing. If further funding is required and no funding is received, this would hinder our ability to meet our operating goals until such time as necessary funds could be raised or we may be forced to curtail or cease our operations. There can be no assurance that the Company will be able to obtain additional financing on terms and conditions acceptable to the Company or at all.

Potential Future Sources of Capital

We are currently seeking sources of additional financing, either in the form of equity and/or debt financing, to provide the additional capital in order to fund our current operations, expand our scope of operations and pursue our business strategy. We intend to complete any equity financing by issuing securities at prices equal or close to the current market value on the date of such financing. In addition, we anticipate that we will be required to issue equity securities in consideration of obtaining any such debt financing. We also plan to satisfy outstanding liabilities in the form of equity subject to the acceptance of each debt holder. However, no assurance can be given that we will be successful in completing any financing or liability satisfaction. If we are unsuccessful in completing any financing, we will not be able to fund our current expenses and we may have to cease or curtail our operations.

We have used and intend to continue to use the proceeds from the financings described to execute our sales plan. Our ability to achieve success with our business is dependent upon obtaining additional financing.

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended September 30, 2002, the Company incurred losses of $20.2 million for the first nine months of 2002.

The Company is also in arrears on its capital lease obligations in the amount of $2,744,035 as of September 30, 2002 and has negative working capital of $32.4 million. The lessor has presented the Company with a demand letter requesting payment of all outstanding amounts under the capital leases and is currently in discussions with the Company regarding payment and resolution of various service issues relating to the equipment.

The Company was recently notified by Inter-Tel that it believes the Company is in default on a principal payment of $250,000 due September 22, 2002 under a note in the amount of $4,950,000 issued in connection with the purchase of VComm, and further believes the Company is in default under the note such that Inter-Tel considers the note subject to acceleration. The Company and Inter-Tel are negotiating the priority of application for various amounts owed by a subsidiary of Inter-Tel to the telecommunications subsidiary of the Company, a cure of any default and/or modification of the terms of payment under the note.

The majority of the Company's Accounts Payable are delinquent. The Company is working with its vendors to procure revised payment terms, although there can be no assurances that the Company will be successful in this endeavor. These factors among others raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustment relating to the recovery and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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




ITEM 3.

CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company. There have been no significant changes in these controls within the reporting period.

During the period immediately after the end of the quarter, the Chief Executive Officer and the Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the Chief Executive Officer's and the Chief Financial Officer's opinion, based upon the evaluation they completed by October 31, 2002, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to them within a reasonable time.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, the Company is not a party to any material legal proceedings or aware of any governmental proceeding being contemplated by a governmental authority that has become reportable or had material developments during the quarter ended September 30, 2002..

We were a defendant in an action for a breach of contract claim relating to outstanding invoices for services rendered in the amount of $702,739 (Superior Court of California, County of Alameda). In March 2001, a default judgment was entered against Vianet in this matter. We engaged in discussions with the plaintiff regarding settlement and reached agreement with regard to a payment schedule whereby we paid the plaintiff $36,500 in July 2001, with the balance payable over the following eleven months. In September 2001, we paid the plaintiff $73,000 and agreed to pay $62,000 per month starting in January 2002. We paid the plaintiff $124,100 in January 2002. There have been no further payments.

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

A claim has been filed in U.S. Bankruptcy Court for the Eastern District, New Orleans Division, by a former vendor asserting breach of contract and payment of $439,466. The Company has asserted disputes and offsets in the amounts of $80,830 and $132,492, respectively.

There are two actions that related to collection of existing accounts payable in which judgments have been entered against the Company totaling $46,426.

There are 10 vendors with pending litigation matters related to collection actions for existing accounts payable in the aggregate of approximately $356,000.

There is also one former employee with pending litigation seeking $63,281 under an employment agreement for which $6,500 has been paid and $56,781 is still subject to litigation. This has been settled in a mediation process.

There are two other former employees who have filed claims under employment agreements seeking $28,752 and $17,235, respectively. The Company believes these claims to be without merit as both employees previously agreed to accept Vianet common stock in satisfaction of these amounts and such stock was issued.

A former employee has filed a claim under an employment agreement seeking $90,000 for compensation, bonuses and stock options.

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

In October 2002, the Company issued 588,611 shares of common stock to a current employee in consideration of accrued salary and other amounts owed valued at $20,602. The Company relied on Section 4 (2) of the Securities Act of 1993, as amended, as the basis of exemption from registration. This equity transaction was accounted for during the quarter ended September 30, 2002 as underlying agreement was reached by that date.

In October 2002, the Company issued 3,333,334 shares of common stock to two purchasers for total consideration of $100,000. The Company relied on Section 4
(2) of the Securities Act of 1993, as amended, as the basis of exemption from registration. This equity transaction was accounted for during the quarter ended September 30, 2002 as underlying agreement was reached by that date.


In October 2002, the Company issued 1,866,667 shares of common stock to two companies or individuals in settlement of accounts payable or other accrued expenses or other amounts owed valued at $56,000. The Company relied on Section 4 (2) of the Securities Act of 1993, as amended, as the basis of exemption from registration. This equity transaction was accounted for during the quarter ended September 30, 2002 as underlying agreement was reached by that date.



Item 3.  Defaults Upon Senior Securities

The Company is in default on two 6% Convertible Debentures due September 30, 2002 in the principal amounts of $700,000 and $250,000 with accrued interest of $214,559 and $64,547, respectively.



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

         99.3     Certification  of  the  Chief  Executive   Officer  of  Vianet
                  Technologies,   Inc.,   regarding   Disclosure   Controls  and
                  Procedures.

         99.4     Certification  of  the  Chief  Financial   Officer  of  Vianet
                  Technologies,   Inc.,   regarding   Disclosure   Controls  and
                  Procedures

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

                                                     VIANET TECHNOLOGIES, INC.
                                                     --------------------------
                                                     (Registrant)

Date:   November 19, 2002                            /s/ VICTOR E. GOETZ
                                                     ---------------------------
                                                     Victor E. Goetz
                                                     Chief Financial Officer