Form 10KSB
period 2002-12-31
VIANET TECHNOLOGIES INC
filed 2003-06-20
CIK 894502

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

   For the Fiscal Year Ended DECEMBER 31, 2002 Commission File No. 000-29177
                            -------------------------

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's revenues for its most recent fiscal year were $34,268,769.

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,174,000 as of March 13, 2003 based on the closing sale price of such stock on the OTC Bulletin Board as of that date.

As of March 13, 2003 there were 629,568,240 shares of Common Stock, $.001 par value, issued and 629,478,303 shares of Common Stock outstanding.

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

In December 2001, we acquired 100% of the outstanding capital stock of Comm Services Corporation ("CSC") in a merger transaction. CSC operates as a division of Vianet and is a wholesaler of telecommunications services that sells international long distance voice and data service to a customer base of global carriers that include regional Bell operating companies, competitive local exchange carriers, long distance companies and private network providers. CSC provides its services through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. CSC was originally incorporated on February 16, 2001.

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

PRINCIPAL PRODUCTS AND SERVICES

The Company, through CSC, offers international wholesale termination telecommunications services to both domestic and international customers, providing Voice Over Internet Protocol , commonly referred to as VoIP, long distance services to telecommunication carriers, business enterprises and other service providers. CSC delivers its services through its IP-based packet switching network instead of traditional circuit-switching networks.

The CSC VoIP network allows customer and vendor customized service delivery sites. The Company's network is designed to allow it to accommodate new services like video conferencing, enterprise Virtual Private Networks (VPN) and enhanced data services.

Vianet's business is designing and marketing data visual communication software-based technologies and services that utilize a wavelet compression technique. Wavelet based technologies deliver data, video and multimedia content faster than conventional compression techniques as it utilizes less bandwidth resources with a corresponding lower cost. Our key products include the Lightning Strike suite of products, which include LS Video Messenger, LS Video Interactive, LS Power Zoom and LS Video Stream. All of these products utilize our wavelet technology, and offer customers wavelet quality desktop video applications. Our key video products include the Lightning Strike suite of products such as:

         o LS Video Messenger Pro - a product that enables users to send V-Mail, which consist of the E-mailing of a video file;

         o        LS Video Interactive - a suite of Video Conferencing products;

         o Video Interactive Multipoint - allows up to an 8 party software based video/audio conference over IP, without a conference bridge (commonly referred to as an MCU);

         o LS Power Zoom - a product that allows a user to zoom and pan on still images;

         o LS Video Stream - a streaming video product that allows users to view video on demand; and

         o LS Licensing Server - a server based application that manages deployment and version control for the other LS products.

The combination of CSC's global IP network and Vianet's suite of visual media applications allows the Company to offer voice, video and data services to customers on its VoIP network. This network has Tier 1 bandwidth connections, providing service at higher levels of quality and reliability than achieved over public networks, such as the Internet.

The Company provides enterprise  customers with a global Virtual Private Network
(VPN) offering bandwidth management and Quality of Service, or QoS, features, for video conferencing and data collaboration. Further, the Company can now provide managed broadband network access, combining the use of traditional broadband copper access and broadband wireless access where traditional wire access isn't practical. This combination allows the Company to offer to both the traditional service providers and the enterprise customers VPN services.

We also offer video compression technology to our customers. Our products facilitate communication across broadband networks that combine voice, data, graphics and video aspects.



MARKETS

Our principal target markets for video products are advertising companies, ISPs (Internet Service Providers) and ASPs (Application Service Providers), corporate enterprises and government agencies seeking to provide a visual experience to improve communications, brand awareness and access to digitized documents and images. Our market for telecommunications services is primarily wholesale to international long-distance telecommunication service providers who provide such services to end users.

We believe that video markets, including ours, are linked to the progress, development and general utilization of the public Internet, the deployment of broadband access, the growth of the SOHO (Small Office Home Office), distance learning and to commercial private network infrastructure.

The Company believes that growth in these sectors is currently high, and that it appears to be continuing. We believe that this growth will require a similar growth in the demand for software to support the systems used by Internet service providers, private networks and individual end users, as well as a similar growth in the demand for products that more efficiently communicate over these systems. Video communications technology allows two or more parties in to use video and different locations audio to communicate simultaneously in a real-time environment. Since video provides a means of communication with "face to face" benefits when participants are unable to meet in a common location, we expect this market to be one in which our products are used.

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

Telecommunications VoIP services consist of both traditional and enhanced voice and data services between ordinary phones and the addition of interactive voice capability to computers, web sites and email. These services satisfy a market of existing phone and computer users. Our VoIP network, as compared to traditional telephone networks, is better suited to deliver future enhanced services to both phone users and computer users due to the ability to address user specific needs and flexible utilization.

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

Sales, Marketing & Distribution

We market and sell our video, data and voice products and services to corporations, advertising agencies, ISPs/ASPs, distributors and VARs (Value Added Resellers) in commercial, government, medical and educational markets through direct sales, resellers and agents. We market our international telecommunications services through our direct wholesale carrier services sales staff. We attend and are exhibitors at Internet and telecom trade shows where we meet potential customers.

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

For 2002, the five largest telecommunications customers represented 69.19% of the Company's telecommunications revenue while the ten largest customers represented 82.66%. Also, the largest video software customer represented 75.69% of the video software revenue.

Competition

We operate in markets that are extremely competitive and are influenced significantly by the marketing and pricing decisions of other industry members. The economic and regulatory barriers to entry are not onerous in the markets in which we compete. We compete with both providers of telecommunication services and video communications products and services, many of which are larger, have longer operating histories, have substantially greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships in the industry than we have. Consequently, these competitors can devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with a large installed customer base may have a significant competitive advantage over us. Accordingly, these potential customers may not consider or evaluate our products. We expect to face increased competition, particularly price competition, from other competitive providers. These providers may develop products with functionality similar to our products or may provide alternative solutions. Our distributors and OEMs may also compete with us by selling their own current products or products that they may develop, as well as selling products that they purchase from us under terms different from those terms we are able to offer. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to develop and offer competing products.

We believe that we must invest significant resources in developing new products, enhancing current products and maintaining customer satisfaction to remain competitive. If we fail to do so, our products may not compete favorably with our competitors' products, and our business could be materially adversely affected. We expect our current financial constraints to be a serious impediment to being able to devote sufficient resources to being competitive in our markets.

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

Intellectual Property

We have filed three patent and two trademark applications that are in various stages in the approval process for approval. The patent information is as follows:

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

Although the Company provides international long-distance termination services, it is common in the industry for domestic vendors to impose certain fees upon services unless specifically exempted. The FCC issued an order in 1997 to implement the provisions of the Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to pay fees based on certain interstate and international end user telecommunications revenues. Many state regulatory agencies have also begun proceedings to revise state universal support mechanisms to make them consistent with the requirements of the Act. As a result, the Company may be subject to state, as well as federal, Universal Service Fund contribution requirements, which will vary from state to state. The amounts remitted to the Universal Service Fund may be billed to the Company's customers. If the Company does not bill these amounts to its customers, its profit margins may be less than if it had elected to do so. However, if the Company elects to bill these amounts to its customers, customers may reduce their use of the Company's services, or elect to use the services provided by the Company's competitors. The FCC continues to propose changes to its Universal Service Fund regulations that, if adopted, could alter the basis on which the Company's Universal Service Fund contributions are determined and the ability and means by which such contributions may be recovered from the Company's customers. The effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry generally and on certain of the Company's business activities are not known at this time.

Research and Development Activities

We employ a technical staff that is devoted to the improvement and enhancement of our existing Internet products and services as well as the development of new technologies and products. We employ a staff of 5 software engineers who develop, test and evaluate proprietary applications. To augment these resources, we employ independent consultants. The associated 2002 costs for these efforts totaled approximately $600,000.

Vianet's development effort consists of the design of new and improving existing professional Graphic User Interfaces (GUI's), creating end user applications, providing multiple platform functionality, as well the further enhancement and development of the basic CODECS.

No assurance can be given that a market will exist for the products once the development is completed, nor can there be any assurance that we will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all. We expect that our current financial constraints will make it difficult to continue to commit resources to research and development in the future to further develop our products.


Employees

As of December 31, 2002, we had 31 full-time employees: 9 are in sales and marketing, 18 are in technical services and customer support, and 4 are in finance and administration. None of our employees are represented by a labor union. We believe that our employee relations are good although, due to our financial constraints, payroll payment is in arrears for several months and we have instituted salary reduction measures.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our executive offices are located at 6509 Windcrest Drive, Suite 160, Plano, Texas 75024. We occupy these premises pursuant to a 5-year lease agreement expiring September 2005. As of December 31, 2002, the Company was in the third year of the lease. The annual rent for this facility is approximately $183,400 for the initial lease year, $220,000 in year 2, $239,200 in years 3 and 4, and $258,300 in year 5, plus the tenant's proportional share of operating and other expenses. The terms of the lease require 200,000 shares of registered common stock to be placed in escrow as a security deposit. The shares will be released from escrow and returned to Vianet for cancellation at a rate of 20% per annum, although due to share price decline and a sporadic rental payment the shares have not been released.

The Company occupied office space located at 885 Trademark Drive, Reno, Nevada 89511 under a lease that expired on July 15, 2002 and on a month to month basis thereafter through February 2003. Total rental expense for this facility for 2002 was $198,500.

ITEM 3.  LEGAL PROCEEDINGS.

Except as described below, the Company is not a party to any material legal proceedings or aware of any governmental proceeding being contemplated by a governmental authority that has become reportable or had material developments for or during the period ended December 31, 2002.

A claim in the bankruptcy of a vendor was filed in Chicago, Illinois Bankruptcy Court on March 19, 2003 in the amount of $10,675,223 against Inter-Tel.NET, Inc. The Company has retained counsel in this matter and will assert various affirmative defenses such as disputes and offsets as this amount does not take into account various payments made by the Company, fails to offset amounts due to the Company for services provided to the vendor under a reciprocal services agreement between the Company and the vendor, asserts claims for services for which no substantiation had been provided and asserts claims against the Company for corporations unrelated and unknown to the Company. This claim relates to pre-acquisition liabilities for which the Company was indemnified by Inter-Tel, Inc. pursuant to the Inter-Tel.NET purchase agreement. In February 2003 the Company agreed to release Inter-Tel, Inc. from that indemnification as part of a three party negotiated settlement regarding network equipment capital leases and the Inter-Tel.NET purchase note. See Note K. in the Footnotes to Financial Statements. The Company has accrued an appropriate amount for this liability in accounts payable at December 31, 2002.

One of the holders of the Company's Subordinated Debentures has filed in Collin County, Texas a suit seeking payment of $1,259,953 principal and interest for Subordinated Debentures that are in default. The unpaid principal and interest have been accrued in convertible debentures in default and accrued expenses at December 31, 2002.

We were a defendant in an action for a breach of contract claim relating to outstanding invoices for services rendered in the amount of $702,739 (Superior Court of California, County of Alameda). In March 2001, a default judgment was entered against Vianet in this matter. We engaged in discussions with the plaintiff regarding settlement and reached agreement with regard to a payment schedule whereby we paid the plaintiff $36,500 in July 2001, with the balance payable over the following eleven months. In September 2001, we paid the plaintiff $73,000 and agreed to pay $62,000 per month starting in January 2002. We paid the plaintiff $124,100 in January 2002. There have been no further payments. The unpaid amount has been accrued in accounts payable at December 31, 2002.

We are a defendant in an action pending before the Superior Court of Justice, Ontario, Canada in which the plaintiffs have asserted breach of contract and damages in the amount of $155,928 and punitive damages in the amount of $50,000. Agreement in principal has been reached between the parties on mutually satisfactory terms for the resolution of this matter and withdrawal of the claim. The Company has recently received and is reviewing the formal Settlement Agreement. The Company has accrued the amount of the Settlement Agreement in accounts payable at December 31, 2002.

A claim was filed in the District Court of Dallas County, Texas in which the plaintiffs have asserted breach of contract, civil conspiracy, unspecified general damages and exemplary damages in the amount of $1,000,000. The claim relates to the 1999 acquisition of PSI Communications, Inc. by Vianet Technologies, Inc. The Company considers this claim to be without merit and believes it will prevail in its defense against the suit. This claim has been withdrawn by plaintiffs.

A claim has been filed in U.S. Bankruptcy Court for the Eastern District, New Orleans Division, by a former vendor asserting breach of contract and payment of $439,466. The Company has asserted disputes and offsets in the amounts of $80,830 and $132,492, respectively. This claim was settled in exchange for $200,000 with payments to begin March 2003. All required payments have been made to date. The unpaid amount has been accrued in accounts payable at December 31, 2002.

There are two actions that related to collection of existing accounts payable in which judgments have been entered against the Company totaling $46,426. One of these was paid during 2002 and one remains outstanding in the amount of approximately $11,000. The unpaid amount has been accrued in accounts payable at December 31, 2002.

There is also one former employee with pending litigation seeking $63,281 under an employment agreement for which $6,500 has been paid and $56,781 was subject to litigation. This has been settled in a mediation process. The unpaid amount has been accrued in accounts payable at December 31, 2002.

There are two other former employees who have filed claims under employment agreements seeking $28,752 and $17,235, respectively. The Company believes these claims to be without merit as both employees previously agreed to accept Vianet common stock in satisfaction of these amounts and such stock was issued. These claims have been withdrawn.

A former employee has filed a claim under an employment agreement seeking $90,000 for compensation, bonuses and stock options. This matter is subject to ongoing negotiations for settlement. The Company has recorded an appropriate amount in accrued expense at December 31, 2002.

There are 3 vendors or creditors who have filed litigation related to collection actions for existing accounts payable in the aggregate of approximately $96,000. The unpaid amount has been accrued in accounts payable at December 31, 2002.

There are 13 vendors or creditors who have provided notice of intended litigation related to collection actions for existing accounts payable in the aggregate of approximately $588,000. The unpaid amount has been accrued in accounts payable at December 31, 2002.

We are not aware of any governmental proceeding against the Company.

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

                           PERIOD                          HIGH         LOW
                           ------                          ----         ---
    YEAR ENDED DECEMBER 31, 2001:
              First Quarter ..........................     0.48         0.14
              Second Quarter .........................     0.22         0.06
              Third Quarter ..........................     0.14         0.07
              Fourth Quarter .........................     0.17         0.08
    YEAR ENDED DECEMBER 31, 2002:
              First Quarter ..........................     0.14         0.05
              Second Quarter .........................     0.12         0.03
              Third Quarter ..........................     0.04         0.01
              Fourth Quarter .........................     0.02         0.00 *
    January 1, 2003 through March 31, 2003:                0.03         0.00 *
    April 1, 2003 through May 13, 2003:                    0.01         0.00 *

* Rounded to nearest cents


On May 13, 2003, the closing sale price for our Common Shares, as reported by the Bulletin Board, was less than $0.01 per share.

As of March 13, 2003, there were 629,478,303 shares of Common Stock outstanding and there were approximately 1,195 registered holders of our Common Stock.

The Company has not declared any dividends on common equity during the last two fiscal years. The Company does not expect to declare any dividends in the future.

Equity Compensation Plan Information


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



-------------------------------- ---------------------- -------------------- -----------------------
          Plan category            Number of securities   Weighted average    Number of securities
                                    to be issued upon     exercise price of  remaining available for
                                       exercise of      outstanding options,     future issuance
                                   outstanding options,  warrants and rights
                                   warrants and rights

-------------------------------- ---------------------- -------------------- -----------------------
                                            (a)                   (b)                   (c)
-------------------------------- ---------------------- -------------------- -----------------------
Equity compensation plans                   6,393,467                $0.11              20,993,740
approved by security holders (1)
-------------------------------- ---------------------- -------------------- -----------------------
-------------------------------- ---------------------- -------------------- -----------------------
Equity compensation plans not                       -                    -                       -
approved by security holders
-------------------------------- ---------------------- -------------------- -----------------------
-------------------------------- ---------------------- -------------------- -----------------------
Total                                       6,393,467                $0.11              20,993,740
-------------------------------- ---------------------- -------------------- -----------------------

(1) This plan is the 1999 Option Plan approved by the shareholders in June 2000.


Issuances of Common Stock

In May 2002, the Company issued 800,000 shares of common stock to two consultants in consideration for past consulting services valued at $61,538. The shares were issued in part for current period expenses and in settlement of accounts payable or other accrued expenses. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In June 2002, the Company issued 3,504,948 shares of common stock to 13 former and current employees in consideration for accrued salaries owed valued at $206,104. The shares were issued in settlement of accounts payable or other accrued expenses. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In June 2002, the Company issued 19,948,754 shares of common stock to 9 individuals or entities in consideration for forgiveness of demand notes valued at $681,296. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In June 2002, the Company issued 6,112,959 shares of common stock to 12 individuals or entities in settlement of accounts payable and other accrued expenses valued at $355,445. The shares were issued in part for current period expenses and in settlement of accounts payable or other accrued expenses. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In June 2002, the Company issued 666,666 shares of common stock to 1 purchaser for total consideration of $30,000. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In September 2002, the Company issued 1,922,000 shares of common stock to 1 entity in settlement of accounts payable and other accrued expenses valued at $42,285. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In September 2002, the Company issued 1,332,900 shares of common stock to 1 purchaser for total consideration of $90,000. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In October 2002, the Company issued 588,611 shares of common stock to a current employee in consideration of accrued salary and other amounts owed valued at $20,602. The shares were issued in part for current period expenses and in settlement of accounts payable or other accrued expenses. The Company relied on
Section 4 (2) of the Securities Act of 1993, as amended, as the basis of exemption from registration. This equity transaction was accounted for during the quarter ended September 30, 2002 as underlying agreement was reached by that date.

In October 2002, the Company issued 3,333,334 shares of common stock to two purchasers for total consideration of $100,000. The Company relied on Section 4
(2) of the Securities Act of 1993, as amended, as the basis of exemption from registration. This equity transaction was accounted for during the quarter ended September 30, 2002 as underlying agreement was reached by that date.

In October 2002, the Company issued 3,366,667 shares of common stock to three companies or individuals in settlement of accounts payable or other accrued expenses or other amounts owed valued at $116,000. The shares were issued in part for current period expenses and in settlement of accounts payable or other accrued expenses. The Company relied on Section 4 (2) of the Securities Act of 1993, as amended, as the basis of exemption from registration. This equity transaction was accounted for during the quarter ended September 30, 2002 as underlying agreement was reached by that date.

In October 2002, the Company issued 4,141,900 shares of common stock to two former employees in consideration for accrued salaries owed valued at $82,838. The shares were issued in part for current period expenses and in settlement of accounts payable or other accrued expenses. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In December 2002, the Company sold to two entities 3,500,000 shares of common stock for $35,000. As of December 31, 2002 the shares had not been issued and are presented as common stock subscribed.


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

In December 2001, Vianet Technologies, Inc. acquired 100% of the outstanding capital stock of Comm-Services Corporation ("CSC") in a merger transaction. CSC was incorporated on February 16, 2001. Although Vianet was the surviving legal entity in the merger, the transaction is accounted for as an issuance of equity by CSC and a recapitalization of CSC under the capital structure of Vianet in exchange for the net assets of Vianet. This type of transaction is commonly referred to as a reverse acquisition. Under the purchase method of accounting, CSC's historical results have been carried forward and Vianet's operations have been included in the financial statements commencing on the merger date. Accordingly, all of the historical 2001 results included here are those of CSC only from inception at February 16, 2001. Further, on the date of the merger, the assets and liabilities of Vianet were recorded at their fair values, with the excess purchase consideration allocated to goodwill and consolidated with the balance sheet of CSC. Results of operations after the merger include the results of both companies on a consolidated basis.

Results of Operations for the Year Ended December 31, 2002 ("2002") and the Period February 16, 2001, Inception, Through December 31, 2001 ("2001")

Revenues

Telecom revenue for 2002 of $32.6 million was $15.0 million higher than the $17.6 million revenue for 2001. The telecom unit was formed in late February 2001 and had revenue of $1.2 million for the period ended June 2001. In July 2001 the telecom unit acquired the stock of Vianet Communications (formerly Inter-Tel.NET)(VComm) and included the operations of that company in its consolidated results. VComm was, and continued to be, engaged in telecom business similar to that of the original telecom unit but also possessed a VoIP network instead of being a pure reseller like the original telecom unit. Thus a primary reason for the increase in revenue from 2001 to 2002 is due to 2002 reflecting an entire year of operations rather than the shorter period of operations in 2001. The Company did experience a decrease in average revenue per month from the period August 2001 through December 2001 of $3.22 million to $2.72 million for 2002; a decrease of $500,000 per month. Due to financial constraints the Company was unable to maintain these revenue levels and revenue for the first quarter of 2003 is approximately $1.5 million.

Video products revenue for 2002 was $1.6 million with approximately 75% of this revenue attributable to one international customer for non-recurring revenue. The video product operations are not included in the prior 2001 results because they were not consolidated into the Company's financial statements until December 31, 2001 due to the accounting required for the reverse merger experienced by the Company.

Consolidated revenue increased by $16.7 million to $34.3 million from $17.6 million.

Costs and Expenses

Costs of Revenue

Telecom cost of revenue increased by $14.2 million to $33.1 for 2002 from $18.9 million for 2001. Telecom costs of revenue are composed of two elements: fixed and variable costs which are generally distinguished by fixed costs being independent of revenue where variable costs are dependent upon revenue. Fixed cost includes items such as switch site rent, recurring bandwidth charges, and customer /vendor interconnect charges. Variable cost is generally per minute charges for call termination. Total fixed costs for 2002 and 2001 were $2.9 million and $ 1.9 million respectively: a $1.0 million increase. This increase is primarily due to the different operational periods reflected for the years. Fixed cost per revenue dollar for 2002 is 8.3 cents and 10.8 cents for 2001.
Total variable costs for 2002 and 2001 were $30.2 million and $16.9 million respectively: a $13.3 million increase. Variable cost per revenue dollar for 2002 was 93 cents and 96 cents for 2001. In general, higher volume buying levels allow for decreases in variable cost.

Costs of revenue for video products for 2002 were $63,000. The video product operations are not included in the prior 2001 results because they were not consolidated into the Company's financial statements until December 31, 2001 due to the accounting required for the reverse merger experienced by the Company.

Consolidated costs of revenue increased by $14.2 million to $33.1 million from $18.9 million.


Gross Profit

Telecom gross profit for 2002 was a loss of $425,000 as compared to a loss of $1.2 million for 2001. Video product gross profit for 2002 was $1.6 million. Consolidated gross profit for 2002 was $1.1 million as compared to a loss of $1.2 million for 2001. This is the result of the reasons discussed in connection with revenue and costs of revenue.


Personnel

Personnel expense for all segments in 2002 was $5.6 million and $1.5 million for 2001. The video product operations are not included in the prior 2001 results because they were not consolidated into the Company's financial statements until December 31, 2001 due to the accounting required for the reverse merger experienced by the Company. The 2002 expense does include personnel expenses for video product and telecom operations. The telecom unit was formed in late February 2001 and in July 2001 acquired the stock of VComm and included the operations of that company in its consolidated results after the purchase. Thus the 2001 period does not represent a full equivalent year of telecom operations.


Selling, General and Administrative

Selling, general and administrative expenses for 2002 increased by $4.7 million to $6.4 million as compared to $1.7 for 2001. The types of expense items are consistent from year to year with the change being in amount as opposed to additional expense items. The 2002 expenses relate to the costs associated with the operations of the Company for the telecom unit and video products unit over a twelve-month period, while the 2001 expenses relate to the operations of the Company for five startup months prior to the July 2001 VComm acquisition and the December 31, 2001 merger. The video product operations are not included in the prior 2001 results because they were not consolidated into the Company's financial statements until December 31, 2001 due to the accounting required for the reverse merger experienced by the Company.

In addition, 2002 includes bad debt expense of $2.6 million, primarily related to third quarter revenue for two customers, while the 2001 period expense was

$656,000. The third quarter revenue was reported because the Company considered it probable it would collect for the services rendered during the third quarter but events during and immediately subsequent to the quarter indicated collectability was not probable. The Company further believes that writing the accounts off directly to the reserve without recording revenue would significantly distort the Company's reported gross margin and not allow for comparability between periods. The customer accounts were not delinquent until late in the third quarter when their payment pattern became erratic, the Company stopped doing business with them and no payment plans could be achieved. Subsequent to this, two of the subsidiaries of one of the customers filed Chapter 11 Reorganization plans that have been converted to Chapter 7. The Company continues to pursue collection on these accounts.


Depreciation and Amortization

Depreciation and amortization expense for 2002 and 2001 was approximately $4.7 million and $1.5 million, respectively; a $3.2 million increase. The increase in depreciation expense is the result of depreciable assets acquired in the July 2001 VComm acquisition and the December 31, 2001 merger while the Company did not own any significant fixed assets prior to the VComm acquisition. The video product operations are not included in the prior 2001 results because they were not consolidated into the Company's financial statements until December 31, 2001 due to the accounting required for the reverse merger experienced by the Company. The increase in amortization expense relates to amortization of patents and trademarks acquired in the December 31, 2001 merger.


Impairment of Intangible Assets

In connection with the acquisition of Vianet, the Company recorded patents and trademarks at estimated fair value based upon independent valuations on December 31, 2001. These long-lived assets are required to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. Based upon its most recent analysis, the Company recognized an impairment loss on the carrying value of patents and trademarks of $1.3 million during the quarter ended September 30, 2002 and an impairment loss of $5.5 million for the quarter ended June 30, 2002. This impairment loss was caused by the revised forecast for video product sales, which has diminished the expected future cash flows supporting the valuation of patents and trademarks. As a result, the assets have been impaired to the present value of the estimated future cash flows.

All business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method, in which goodwill and intangible assets with indefinite lives must be tested for impairment at least annually. The goodwill balance was tested for impairment in the third quarter of 2002, after the sales forecast for video products revenue was revised. Video product sales during the third quarter of 2002 were significantly below forecasts and the estimated fair value of the reporting unit has been diminished. In the quarter ended June 30, 2002, the Company recognized a goodwill impairment loss of $1.7 million based upon a reduction in the expected present value of future cash flows of the reporting unit. For the quarter ended September 30, 2002, the Company completed its reallocation of the net asset values in the acquisition. As a result of the reallocation, goodwill was credited in the amount of $1.9 million for the reduction of assumed liabilities. The resulting negative goodwill balance was reallocated to the other intangible assets on a pro-rata basis.

Net Loss

Net loss for 2002 was $25.1 million, as compared to $14.2 million for 2001 for the reasons discussed above, an increased loss of $10.9 million.

Cash Position

For the year ended December 31, 2002, the Company's cash position decreased by $1.4 million from $1.5 million to $45,000. Investing activities consisted of $549,000 used for purchases of fixed assets, security deposits and advances to business ventures. Financing activities consisted of $461,000 provided from amounts received from common stock issuances and demand notes net of payments on past due demand notes and payments under capital leases. The remaining $1.3 million was used in operating activities of the Company.


Inflation

Vianet has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity and Capital Resources

At December 31, 2002, the Company had current liabilities in excess of current assets in the amount of $36.2 million and cash of $45,000. The liquidity of the combined companies continues to be constrained. The Company is in default on all its capital leases, demand notes, notes payable and subordinated debentures. Also, the majority of the Company's accounts payable are delinquent.

The company does not have sufficient financial resources to continue operating other than through working capital deficits. The Company cannot estimate the financial resources necessary to operate for the next twelve months as that is dependent on the extent of the continued cooperation of the Company's vendors and creditors as the Company currently generates less free cash flow than required to satisfy all current obligations.

Vianet and CSC have operated at a deficit since inception and expect to incur significant additional operating losses until the Company generates significant cash flow from operations. The company reported a net operating loss of $24.0 for 2002 and a net operating loss of $13.9 million for the year ended December 31, 2001. The Company's operations were and are funded principally by cash flow provided by working capital deficits and as such are extremely dependent upon continued cooperation from vendors and creditors. In the event such cooperation were discontinued the Company would be forced to cease operations.

In 2002 the Company advanced to other non-affiliated business ventures $224,000 to initiate new market opportunities for the Company's products and services. These efforts were not successful and the Company has ceased to do business with these businesses.

Positive cash flow from operations was previously projected for the last quarter of 2002 but the Company does not believe this to be attainable at this time. The Company is reducing personnel and facilities costs in its efforts to achieve positive cash flow as well as pursuing additional distribution channels for its video products. At this time the company is unable to forecast when positive cash flow may occur. We face considerable risk in continuing operations, such as termination of services by vendors due to nonpayment; a lack of interest in our products in the market on the part of customers; potential further price competition or deterioration of the telecommunications market; and, material changes in our operating costs. If further funding is required and no funding is received, this would prevent our operating goals from being met until such time as necessary funds could be raised or we may be forced to curtail or cease our operations. There can be no assurance that the Company will be able to obtain additional financing.

The Company's telecom revenue in 2003 has diminished from approximately $1.1 million in January, $500,000 in February, $110,000 in March and $ 65,000 in April to zero in May. This has been due to the effects of financial constraints which have limited the Company's ability to access termination vendors. The Company's former customers are still connected to the network but have routed their traffic away from the Company due to the Company's lack of termination services.


Sources of Capital

We continue to seek sources of additional financing, either in the form of equity and/or debt financing, to provide the additional capital in order to fund our current operations. We have received no commitments for additional financing at this time and cannot estimate when, or if, that will occur. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations, to obtain financing arrangements or equity investment on a timely basis sufficient to satisfy current working capital needs and ultimately to attain profitability. The Company is currently planning to sell all or part of its rights in its intangible assets to allow it to meet current working capital needs and restore operations. If we are unsuccessful in obtaining financing or selling assets, we will not be able to fund our current expenses and we may have to cease or curtail our operations.


Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2002, the Company incurred a net loss of $25.0 million for 2002.

The Company is in default on all its capital leases, demand notes, notes payable and subordinated debentures. Also, the Company's Delaware corporate charter has been suspended due to delinquent of approximately $20,000 in annual fees.

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

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations and obtain additional financing.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers, directors and key executives of Vianet during the year ended December 31, 2002, and their ages as of the date hereof, are as follows:

     NAME                        AGE   POSITION
     ------------------------- ------- ----------------------------------------
     Jeremy T.G. Posner           57   Chairman and Secretary
     ------------------------- ------- ----------------------------------------
     Gregory A. Somers            48   President and Director
     ------------------------- ------- ----------------------------------------
     Peter Ianace                 54   Chief Executive Officer and Director
     ------------------------- ------- ----------------------------------------
     Victor Goetz                 47   Senior Vice President, Chief Financial
                                       Officer, Chief Compliance Officer &
                                       Assistant Secretary & Director
     ------------------------- ------- ----------------------------------------
     Robert Logan                 58   Senior Vice President and Chief
                                       Operating Officer
     ------------------------- ------- ----------------------------------------
     Brian Berger                 38   Chief Technology Officer & Vice
                                       President of Engineering
     ------------------------- ------- ----------------------------------------

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

         GREGORY A. SOMERS has been the President and a Director of Vianet since December 2001 until May 14, 2003. Effective May 14, 2003 Mr. Somers assumed the position of Chief Executive Officer of the Company and resigned from his positions as President. Mr. Somers was one of the founders of Comm Services Corporation and has served as that company's President and CEO as well as its subsidiary, Inter-Tel.Net, Inc. These companies offer facilities' based wholesale international and domestic long distance service to many markets including carriers, debit card providers and aggregators. Mr. Somers formed Comm Services Corporation in May of 2001. Thereafter, in July 2001, Comm Services acquired 83% of Inter-Tel.Net. From July 1999 to April 2001, Mr. Somers was Senior Vice President of Operations for World Access Telecommunications, a public company. From 1992 to June of 1999, Mr. Somers was President and CEO of Comm/Net Services Corporation, which was acquired by World Access
Telecommunications  in June  of  1999.  Mr.  Somers'  career  has  involved  the creation, development and sale of a number of companies in both the telecommunications and automotive industries over more than twenty years.

         PETER IANACE was appointed Chief Executive Officer of the Company in April 2001 and joined the Board of Directors in May 2001. Effective May 14, 2003 Mr. Ianace assumed the position of President of the Company and resigned his position of Chief Executive Officer. Mr. Ianace previously served as the Vice President, Business Development of Vianet from October 1999 to January 2001. Prior to his affiliation with Vianet, Mr. Ianace served as the President and Chief Executive Officer of Intelect Network Technologies from April 1995 to April 1999, where he managed the growth and integration of worldwide sales and product development and his responsibilities included equity capitalization and strategic relationship building and partnering. Mr. Ianace's earlier career included executive positions with PacTel Meridian Systems, AT&T, Sperry Corporation and IBM.

         VICTOR GOETZ has been the Senior Vice President, Chief Financial Officer, Chief Compliance Officer & Assistant Secretary of Vianet since December 2001. In addition, Mr. Goetz joined Vianet as a member of the Board of Directors in accordance with the Agreement and Plan of Merger in December 2001. Since March 2001, Mr. Goetz had been the Chief Financial Officer of Comm Services Corporation. Prior to that, from December 1998 through June 2000, Mr. Goetz served as a Vice President and Chief Financial Officer of World Access Telecommunications Group Inc., a wholly owned subsidiary of World Access, Inc., which provided wholesale international long distance voice and data services through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. Previously, Mr. Goetz was an Executive Vice President and Chief Financial Officer of Cherry Communications Incorporated for the period December 1998 - October 1997 after a management restructuring to bring in a new senior management team, when the company was acquired by World Access. He held earlier positions with the Metromedia International Group, Inc. and the Actava Group Inc. Mr. Goetz is a Certified Public Accountant and an inactive member of the Georgia Bar. He earned a Bachelors of Business Administration, a Juris Doctorate and a Masters of Accounting (Tax)from the University of Georgia.

         ROBERT LOGAN Mr. Logan joined the Company as Chief Operating Officer in August 2000. From January 1999 to July 2000, he was Director of Sales, Systems Integration Division, of ASI Business Solutions, a company which provides network connected print management and output consulting services. From September 1997 to December 1998, he was Chief Executive Officer and Director of Marketing of Mirus Ltd., a provider of high volume direct mail software. From January 1996 to September 1997, Mr. Logan held senior positions with Ikon Corp. Overall, he brings to Vianet a twenty-eight year background in computing devices, hardware, software and services, including positions with Alco Standard Corporation, and Xerox Corporation. He earned his Bachelor of Science and Bachelor of Arts degrees from Kansas State University.

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

Gregory A. Somers is the sole current Class I director; Peter Ianace is the sole current Class II director; and Jeremy T.G. Posner and Victor Goetz are the current Class III directors.

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


CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.


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


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets for the certain summary information concerning the compensation paid or accrued for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2002, 2001 and 2000 to Vianet's Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus were in excess of $100,000 (collectively, the "Named Executive Officers"), during its fiscal years ended December 31,:


-------------------------------------------------------------------------------------------------------------------------

                                      ---- Annual Compensation ----    ------------- Long Term Compensation ----------
                                                                       ------ Awards ----------   Payouts
                                                                       Restricted    Securities
                                                                         Stock       Underlying     LTIP       All Other
                                                             Other      Award(s)      Options/    Payouts    Compensation
                                                             Annual                   SARs(1)
                                                             Compen-
Name          Position       Year     Salary      Bonus      sation
-------------------------------------------------------------------------------------------------------------------------
Pete Ianace   (3)CEO         2002    $137,500        --        --           --      5,000,000 (9)
              CEO            2001     150,000    $ 14,400   $30,000 (2)     --      1,000,000 (10)
              Executive
              Vice
              President      2000     200,000      50,000      --           --        250,000
-------------------------------------------------------------------------------------------------------------------------
Brian Berger (4) CTO         2002     148,750        --        --           --        500,000 (10)
              CTO            2001     170,496        --       4,505 (2)     --        505,000 (11)
              Vice Pres
              Engineering    2000     165,625      25,000      --           --           --
-------------------------------------------------------------------------------------------------------------------------
Robert Logan (5) COO         2002     127,500        --        --           --      1,000,000 (10)
              COO            2001     130,321        --      19,679 (2)     --        500,000 (12)
              Vice President
              of Marketing   2000      50,000        --        --           --           --
-------------------------------------------------------------------------------------------------------------------------
Jeremy Posner (6)
              Chair/Sect     2002     120,000        --        --          --            --
              Chair/Sect     2001     130,000        --        --          --         250,000 (13)
              Chairman       2000     150,000      35,000      --          --            --
-------------------------------------------------------------------------------------------------------------------------
Gregory Somers (7)
              President      2002     140,950        --        --          --            --
                             2001        --          --        --          --            --
                             2000        --          --        --          --            --
-------------------------------------------------------------------------------------------------------------------------
Victor Goetz  (8)
              CFO            2002     134,139        --        --          --            --
                             2001        --          --        --          --            --
                             2000        --          --        --          --            --
-------------------------------------------------------------------------------------------------------------------------


(1) The number of securities under options granted reflects the number of Vianet shares that may be purchased upon the exercise of such options.

(2) Shares issued as compensation, valued at the time the shares were issued.

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

(7) Mr. Somers became Vianet's President immediately after the merger with Comm Services at December 31, 2001.

(8) Mr. Goetz became Vianet's Chief Financial Officer immediately after the merger with Comm Services at December 31, 2001.

(9) The options issued to Mr. Ianace were non-qualified options with vesting dependent upon reaching designated revenue goals for video software products. The options were canceled in 2003.

(10) Options granted under 1999 Plan; 500,000 shares at $0.10 in September 2001 and 500,000 shares in April 2001 originally priced at $0.20 and repriced at $0.10 in September 2001.

(11) Options granted under 1999 Plan. These consist of 300,000 shares at $0.10 in September 2001 and the following which were repriced at $0.10 in September 2001: 100,000 shares granted in January 2001 at $0.32 ; 30,000 shares granted in January 2000 at $0.44 ; and 75,000 shares granted in December 1999 at $0.44.

(12) Options granted under 1999 Plan. These consist of 350,000 shares at $0.10 in September 2001 and the following which were repriced at $0.10 in September 2001: 75,000 shares granted in January 2001 at $0.32 and 75,000 shares granted in August 2000 at $0.44.

(13) Options granted under 1999 Plan. These consist of the following which were repriced at $0.10 in September 2001: 50,000 shares granted in January 2001 at $0.32 and 200,000 shares granted in August 2000 at $0.44.

OPTION GRANTS TO NAMED EXECUTIVE OFFICERS IN YEAR ENDED DECEMBER 31, 2002

------------------------------ ---------------------------- -------------------------- ----------------- -----------------
            Name                     Number of Sec-             Percent of Total         Exercise or        Expiration
                                   urities Underlying             Options/SARs            Base Price           Date
                                      Options/SARs                 Granted To               ($/Sh)
                                         Granted                  Employees In
                                                                   Fiscal Year
------------------------------ ---------------------------- -------------------------- ----------------- -----------------
            (a)                            (b)                         (c)                     (d)              (e)
------------------------------ ---------------------------- -------------------------- ----------------- -----------------
------------------------------ ---------------------------- -------------------------- ----------------- -----------------
Jeremy T.O. Posner                                       -                          -                 -                 -
------------------------------ ---------------------------- -------------------------- ----------------- -----------------
Peter Ianace                                 5,000,000 (1)                      74.0%             $0.04            7/2005
------------------------------ ---------------------------- -------------------------- ----------------- -----------------
Robert Logan                                 1,000,000 (2)                      14.8%             $0.04            7/2005
------------------------------ ---------------------------- -------------------------- ----------------- -----------------
Brian Berger                                   500,000 (2)                       7.4%             $0.04            7/2005
------------------------------ ---------------------------- -------------------------- ----------------- -----------------
Gregory Somers                                           -                          -                 -                 -
------------------------------ ---------------------------- -------------------------- ----------------- -----------------
Victor Goetz                                             -                          -                 -                 -
------------------------------ ---------------------------- -------------------------- ----------------- -----------------

1. The options issued to Mr. Ianace were non-qualified options with vesting dependent upon reaching designated revenue goals for video software products. The options were canceled in 2003.

2. Issued under the 1999 Stock Option Plan.

EMPOYEE STOCK INCENTIVE PLAN

The 1999 Option Plan was adopted by the Board of Directors in March 1999, and was approved by the shareholders in June 2000. The Plan provides for the issuance of up to 32,500,000 options. In connection with the reverse merger on December 31, 2001, the Company assumed the acquiree's 1999 Option Plan (the
Plan) for its employees. Under the Plan, options may be granted to key employees, officers, directors or consultants of the Company. Options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under
Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. The 1999 Option Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan is administered by the Company's Board of Directors. The terms of each Option granted under the Plan are contained in a stock option agreement between the Optionee and the Company as determined by the Board of Directors consistent with the provisions of the Plan, including: purchase price, vesting, expiration and transferability. The Plan also permits the granting of one or more Stock Appreciation Rights to eligible participants.


The following table shows the value at December 31, 2002 of unexercised options under the 1999 Option Plan held by the Named Executive Officers:

-----------------------------------------------------------------------------------------
                                                             Number of
                                                            Securities          Value of
                                                            Underlying        Unexercised
                       Number of       Shares               Unexercised         In-Money
                       Securities     Acquired             Options / SARs     Options/SAR
                       Underlying        on      Value      at FY-End(#)    at FY -End($)
                     Options / SARs   Exercise  Realized   Exercisable /    Exercisable /
      Name            Granted (#)       (#)       ($)      Unexercisable    Unexercisable
-----------------------------------------------------------------------------------------
Jeremy T.G. Posner        250,000       N/A       N/A      250,000 / nil        nil / nil

Peter Ianace            1,000,000       N/A       N/A    416,700 / 583,300      nil / nil

Robert Logan            1,500,000       N/A       N/A    191,698 / 1,308,302    nil / nil

Brian Berger              930,000       N/A       N/A     153,361 / 776,639     nil / nil

Gregory Somers                  -       N/A       N/A              -               N/A

Victor Goetz                    -       N/A       N/A              -               N/A

                    -------------
 Total                  3,680,000
                    =============

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding ownership of the Company's Common Stock as of March 13, 2003, by (i) each person known by the Company to beneficially own more than five percent (5%) of Vianet's outstanding shares of common stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group.


NAME AND ADDRESS OF                                                                 SHARES OF      PERCENT OF
BENEFICIAL OWNER                TITLE                                              COMMON STOCK      CLASS

Jeremy T.G. Posner*             Chairman, Secretary and Director        (a)          8,175,469        1.30%

Gregory A. Somers*              President and Director                             156,003,929       24.78%

Peter Ianace*                   Chief Executive Officer and Director    (b)          4,886,326        0.78%

Victor E. Goetz -               Senior Vice President, Chief Financial              28,682,337        4.56%
1266 West Paces Ferry           Officer, Chief Compliance Officer,
Rd, #179, Atlanta, GA 30327     Assistant Secretary & Director

Robert Logan*                   Senior Vice President and Chief         (c)            388,489        0.06%
                                Operating Officer

Brian Berger*                   Chief Technology Officer & Vice         (d)            198,406        0.04%
                                President of Engineering


All officers, directors and                                                        198,334,956       31.50%
key executives (6 Persons)

Inter-Tel Inc                                                                       59,463,381        9.45%
120 N 44TH ST, Suite 200,
Phoenix, AZ 85034-1822
tel. 602-302-8900

Seneca Capital L.P. - 527                                               (e)         59,667,560        9.48%
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

(b) Includes (i) 1,769,626 shares of common stock, (ii) 416,700 shares of common stock underlying options all of which are currently exercisable,
     (iii) 350,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock, all of which are currently exercisable, underlying convertible notes, and (iv) 2,000,000 shares of common stock underlying warrants owned by Espre, Inc., an entity controlled by Mr. Ianace, all of which are currently exercisable. Excludes 583,300 shares of common stock underlying options, which are not currently vested or exercisable.

(c) Includes (i) 196,791 shares of common stock and (ii) 191,698 shares of common stock underlying options, all of which are currently exercisable. Excludes 1,308,302 shares of common stock underlying options, which are not currently vested or exercisable.

(d) Includes (i) 45,045 shares of common stock and (ii) 153,361 shares of common stock underlying options, all of which are currently exercisable. Excludes 776,639 shares of common stock underlying options, which are not currently vested or exercisable.

(e) Includes (i) 18,555,916 shares of common stock and (ii) 1,950,971 shares of common stock underlying warrants owned by Seneca Capital L.P., all of which are currently exercisable. In addition, includes (iii) 35,440,216 shares of common stock and (iv) 3,720,457 shares of common stock underlying warrants owned by Seneca Capital International, Ltd., all of which are currently exercisable.



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

The Company sells and purchases telecommunications services to and from Inter-Tel NetSolutions Inc., a subsidiary of its shareholder, Inter-Tel, Inc. For the period from Inception through December 31, 2001, the total revenue and expense from this related party were $610,000 and $606,000, respectively. The amounts due to and due from NetSolutions at December 31, 2001 were $623,000 and $495,000, respectively. For the year ended December 31, 2002, the total revenue and expense from this related party were $1.1 million and $621,000, respectively. The amounts due to and due from NetSolutions at December 31, 2002 were $54,000 and $nil, respectively.

The Company leased office space in Reno, Nevada from Inter-Tel, Inc. under a lease that expired on July 15, 2002, continued to occupy the premises on a month-to-month basis through February 28, 2003. Total expense recorded for 2002 was $198,500.

The Company charters a private plane on an occasional basis from Fairways Aviation Inc., a company owned by its President and Chief Executive Officer, Gregory A. Somers. Total expense recorded for the period from Inception through December 31, 2001 for this related party was $94,705, and for the year ended December 31, 2002 the expense recorded was $67,800.

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

         (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Item 14. Controls and Procedures

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive

Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                   VIANET TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



FINANCIAL STATEMENTS:

  Independent Auditors' Report                                        F - 2

  Consolidated Balance Sheets - December 31, 2002 and 2001;           F - 3

  Consolidated Statements of Operations - Year Ended
     December 31, 2002 and Period From February 16,
     2001, Inception, through December 31, 2001;                      F - 4

  Consolidated Statement of Shareholders' Deficit - Year Ended
     December 31, 2002 and Period From February 16, 2001,
     Inception, through December 31, 2001;                            F - 5

  Consolidated Statements of Cash Flows - Year Ended December 31,2002
     and Period From February 16, 2001, Inception, through
     December 31, 2001;                                               F - 6 - 7

  Notes to Consolidated Financial Statements                          F - 8 - 26

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Vianet Technologies, Inc
Plano, Texas

We have audited the accompanying consolidated balance sheets of Vianet Technologies, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2002 and the period from February 16, 2001, inception, through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vianet Technologies, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the year ended December 31, 2002 and the period from February 16, 2001, inception, through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced a net loss of $39.2 million for the period from February 16, 2001, inception, through December 31, 2002 and has a working capital deficit of $36.2 million as of December 31, 2002. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.







HEIN + ASSOCIATES LLP



Dallas, Texas
May 20, 2003


Vianet Technologies, Inc.
Consolidated Balance Sheets
                                                           December 31, 2002    December 31,2001
                                                           -----------------    -----------------
CURRENT ASSETS
     Cash and cash equivalents                             $          45,369    $       1,462,653
     Accounts receivable, net of
         allowance for doubtful accounts
         of $130,000 and $577,380, respectively                      673,198            2,729,289
     Prepaids and other current assets                               507,563              730,833
                                                           -----------------    -----------------
        Total current assets                                       1,226,130            4,922,775
                                                           -----------------    -----------------

PROPERTY AND EQUIPMENT, net                                        4,046,575            7,130,078
                                                           -----------------    -----------------
OTHER ASSETS Net
     Patents, net                                                    533,844            7,167,000
     Trademarks, net                                                 252,326            3,096,000
     Goodwill                                                           --              1,435,757
     Security deposits                                                32,393              200,000
                                                           -----------------    -----------------
         Total other assets                                          818,563           11,898,757
                                                           -----------------    -----------------
TOTAL ASSETS                                                       6,091,268           23,951,610
                                                           =================    =================

CURRENT LIABILITIES
     Accounts payable                                             18,239,683           14,820,663
     Accrued liabilities                                           5,335,690            3,338,411
     Current portion of note payable                                    --                250,000
     Current portion of capital lease obligations                    154,726            2,200,630
     Note payable in default                                       4,950,000                 --
     Capital leases in default                                     7,105,654                 --
     Convertible notes payable                                          --              1,207,088
     Convertible notes payable in default                          1,257,088                 --
     Demand notes payable                                               --                855,450
     Demand notes payable in default                                 425,000                 --
                                                           -----------------    -----------------
          Total current liabilities                               37,467,841           22,672,242
                                                           -----------------    -----------------
LONG-TERM LIABILITIES
     Note payable, excluding current portion                            --              4,700,000
     Long-term portion of capital lease obligation                   193,162            4,905,024
                                                           -----------------    -----------------
          Total long-term liabilities                                193,162            9,605,024
                                                           -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (SEE NOTES A, F & I)

SHAREHOLDERS' DEFICIT
     Common shares, $0.001 par value; 750,000,000 shares             616,825              571,106
         authorized;
         616,824,678 and 571,105,939 outstanding as of
         December 31, 2002 and 2001 respectively                        --                   --
     Common stock subscribed                                           3,500                 --
     Treasury stock, 89,937 shares                                      --                   --
     Additional paid in capital                                    7,043,781            5,271,894
     Accumulated deficit                                         (39,233,841)         (14,168,656)
                                                           -----------------    -----------------
          Total shareholders' deficit                            (31,569,735)          (8,325,656)
                                                           -----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                $       6,091,268    $      23,951,610
                                                           =================    =================

See accompanying notes to consolidated financial statements.


Vianet Technologies, Inc.
Consolidated Statements of Operations
                                                    Twelve months        Period from February
                                                         ended           16, 2001, inception,
                                                  December 31, 2002      thru December 31,2001
                                                ---------------------    ---------------------
Total revenue                                   $          34,268,769    $          17,628,364
Cost of revenue                                            33,139,274               18,857,836
                                                ---------------------    ---------------------
Gross margin (loss)                                         1,129,495               (1,229,472)

Operating expenses
     Personnel                                              5,616,869                1,531,660
     Selling, general and administrative                    6,381,165                1,663,799
     Depreciation and amortization                          4,687,422                1,514,105
     Impairment of goodwill                                 8,520,316                7,984,806
                                                ---------------------    ---------------------
Total operating expenses                                   25,205,772               12,694,370
                                                ---------------------    ---------------------
Loss from operations                                      (24,076,277)             (13,923,842)

Other income (expense):
     Interest expense                                        (979,062)                (282,223)
     Other                                                     (9,846)                  37,409
                                                ---------------------    ---------------------
Net loss                                        $         (25,065,185)   $         (14,168,656)
                                                =====================    =====================

Loss per share - basic and diluted              $               (0.04)   $               (0.02)
                                                =====================    =====================

Weighted average number of shares outstanding             590,018,777              571,105,939
                                                =====================    =====================






See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------


Vianet Technologies, Inc.
Statement of Shareholders' Deficit
For the period from February 16, 2001 through December 31, 2002





                                          Common Stock
                                    ---------------------------                                  Additional
                    Shareholders'       Total                     Common Stock     Treasury        Paid in     Accumulated
                       Deficit         Shares        Amount        Subscribed        Stock         Capital        Deficit
                    ------------    ------------   ------------   ------------   ------------   ------------   ------------
        Balance at
February 16, 2001   $  5,843,000     571,105,939   $    571,106           --             --     $  5,271,894           --

         Net loss    (14,168,656)           --             --             --             --             --      (14,168,656)
                    -------------------------------------------------------------------------------------------------------

       Balance at
December 31, 2001     (8,325,656)    571,105,939        571,106           --             --        5,271,894    (14,168,656)


Shares issued for
             cash        220,000       5,332,900          5,333           --             --          214,667           --
Shares issued for
         services        127,893       3,809,605          3,810           --             --          124,083           --
Shares issued for
     demand notes        700,450      19,948,754         19,949           --             --          680,501           --
 Shares issued in
    settlement of
 accounts payable
     and accruals        737,763      16,627,480         16,627           --             --          721,136           --
     Common stock
    subscriptions         35,000            --             --     $      3,500           --           31,500           --

         Net loss    (25,065,185)           --             --             --             --             --      (25,065,185)
                    -------------------------------------------------------------------------------------------------------

       Balance at
December 31, 2002   $(31,569,735)    616,824,678   $    616,825   $      3,500           --     $  7,043,781    (39,233,841)



Vianet Technologies, Inc.
Consolidated Statements of Cash Flow

                                                                                          Period for
                                                                     Twelve months     February 16,2001,
                                                                         ended          Inception, thru
                                                                  December 31, 2002    December 31, 2001
                                                                  -----------------    -----------------

OPERATING ACTIVITIES:
Net loss                                                          $     (25,065,185)   $     (14,168,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts                                                   2,597,244              883,341
Equity compensation for expenses                                            127,893                 --
Depreciation and amortization                                             4,687,422            1,514,105
Impairment of intangibles                                                 8,520,316            7,984,806
Increase (decrease) in cash attributable to changes in
   operating assets and liabilities:
Accounts receivable                                                        (317,075)          (1,655,786)
Prepaids and other current assets                                           223,270             (317,639)
Accounts payable and accruals, and other                                  7,896,319            6,846,874
                                                                  --------------------------------------
Net Cash Provided (Used) In Operating Activities                         (1,329,796)           1,087,045

INVESTING ACTIVITIES:
Cash acquired upon acquisition of Vianet Technologies, Inc.                    --                199,664
Cash acquired in Inter-Tel.NET, Inc. purchase                                  --                 24,817
Security deposits                                                           (12,393)                --
Capital expenditures                                                       (312,235)            (169,873)
Advances to business ventures                                              (224,078)                --
                                                                  --------------------------------------
Net Cash Provided (Used) In Investing Activities                           (548,706)              54,608

FINANCING ACTIVITIES:
Issuance of common stock and warrants                                       255,000              321,000
Increase in demand notes                                                    370,000                 --
Payment of demand notes                                                     (50,000)                --
Payments under capital leases                                              (113,782)                --
                                                                  --------------------------------------
Net Cash Provided In Financing Activities                                   461,218              321,000

Net (Decrease) Increase In Cash                                          (1,417,284)           1,462,653

Cash at beginning of period                                               1,462,653                 --
                                                                  --------------------------------------

Cash at end of period                                             $          45,369    $       1,462,653
                                                                  --------------------------------------



Vianet Technologies, Inc.

Consolidated Statements of Cash Flow
                                                                                               Period for
                                                                                              February 16,
                                                                           Twelve Months    2001, Inception,
                                                                               Ended            Through
                                                                         December 31,2002   December 31,2001
                                                                         ----------------   ----------------
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                                 $         23,172   $          2,233

Supplemental disclosure of noncash investing and financing activities:

Acquisition of Vianet Technologies, Inc.                                 $           --     $      5,522,000
Note payable issued for acquisition of Inter-Tel.NET, Inc.                           --            4,950,000
Acquisition of equipment through capital lease obligations                        461,668               --
Conversion of demand notes to common stock                                        700,450               --
Conversion of accounts payable/accruals to common stock                           737,763               --
Reclass of security deposit to goodwill                                           180,000               --
Reclass of accrued liabilities to goodwill                                      1,742,255               --





See accompanying notes to consolidated financial statements.

VIANET TECHNOLOGIES, INC.

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

GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the statements of operation for the periods ended December 31, 2001 and 2002, the Company incurred losses of $ 14,168,656 for the period from February 16, 2001 (Inception) through December 31, 2001 and $25,065,185 for the year ended December 31, 2002. The Company is also in arrears on its capital lease obligations in the amount of $7,105,654 as of December 31, 2002 and has negative working capital of $36,241,711. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustment relating to the recovery and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations, to obtain financing arrangements or equity investment on a timely basis sufficient to satisfy current working capital needs and ultimately to attain profitability. The Company is currently planning to sell all or part of its rights in its intangible assets to allow it to meet current working capital needs and restore operations. The Company's telecom revenue in 2003 has diminished from approximately $1.1 million in January, $500,000 in February, $110,000 in March and $ 65,000 in April to zero in May. This has been due to the effects of financial constraints which have limited the Company's ability to access termination vendors. The Company's former customers are still connected to the network but have routed their traffic away from the Company due to the Company's lack of termination services.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary from the effective date of acquisition (see "Note B"). All material inter-company accounts and transactions are eliminated in consolidation.

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

STOCK BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model for the years ended December 31, 2002 and 2001. If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share, basic and diluted, would have been materially the same as reported.

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

Useful lives range from two to seven years with the Company's network equipment having a useful life of three years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are located principally in the United States. The Company continually evaluates the creditworthiness of its customers' financial condition and generally does not require deposits. The Company regularly evaluates the collectability of its accounts receivable based on its knowledge of its customers' financial condition, payment history, amounts due, current traffic volume and other factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to us, the Company records a specific reserve for bad debts against amounts due and will write off that receivable against the reserve if the Company concludes the amount is not collectable. The reserve for bad debts as of December 31, 2001 was $577,000, the Company recorded a bad debt expense of $2,600,000 for the year ended December 31, 2002 and the reserve for bad debts after charge-offs was $130,000 at December 31, 2002.

The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes and leases payable approximate fair value because of the short-term maturity of these instruments.


REVENUE RECOGNITION

Revenue is measured at the fair value of consideration received or receivable. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or service has been rendered, the Company's fee is fixed or determinable, and collectibility is probable. Some video software related arrangements may include services not essential to functionality of any other element of the transaction such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. If an arrangement includes services, previously described revenue is allocated among the service and software elements of the arrangement. Revenue allocated to the service element is recognized as the services are performed or, if no pattern of performance is discernible, on a straight-line basis over the period during which the services are performed. The Company has not reported any video revenue for which the service element is not essential to the functionality of the video software.

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


EARNINGS PER SHARE

Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes all potentially dilutive common shares into consideration. For the period ended December 31, 2001 and the year ended December 31, 2002, the Company's potential dilutive common shares, represented by options to purchase 6,811,700 and 6,393,467 shares, respectively, of common stock and warrants to purchase 43,760,082 and 51,903,253 shares, respectively, of common stock, are not included in the dilutive calculation of loss per share as the effect would be antidilutive.


CONCENTRATION OF CREDIT RISK

For the period ended December 31, 2002, the five largest telecommunication customers represented 69.19% of the Company's telecommunication revenue while the ten largest customers represented 82.66%. For the period ended December 31, 2002, the largest video customer represented 75.69% of the company's software development.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The communications industry is rapidly evolving and therefore it is reasonably possible that our long-lived assets could become impaired as a result of technological or other industry changes or sustained operating losses. For assets we intend to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. We principally use the discounted cash flow method to estimate the fair value of long-lived assets.


GOODWILL AND IMPAIRMENT

Goodwill from acquisitions represents the excess of purchase price paid over the value of net assets acquired. The Company does not amortize goodwill resulting from acquisitions after June 30, 2001, but it is the Company's policy to assess periodically the carrying amount of its goodwill and purchased intangible assets to determine if there has been an impairment to their carrying value. Based on the inability to generate positive cash flows in Inter-Tel.NET since its acquisition, the Company recorded a charge in 2001 of $7,984,806 to write-off the carrying value of the goodwill related to that acquisition. See Note B.

The Company adopted FAS 142, "Goodwill and Intangible Assets" on January 1, 2002. The company had not amortized the goodwill related to the acquisition of Vianet at December 31, 2001. All goodwill is attributable to the video products segment. In the quarter ended June 30, 2002, the Company recognized a goodwill impairment loss of $1,727,136 in 2001, based upon a reduction in the expected present value of future cash flows of the reporting unit. For the quarter ended September 30, 2002, the Company completed its reallocation, goodwill was credited in the amount of $1,742,255 for the reduction of assumed liabilities. The resulting negative goodwill balance was reallocated to the other intangible assets on a pro-rata basis.


RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this standard on January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" , which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The Company's adoption of SFAS No. 145 had no effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which addressed financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SAFS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The Company will adopt the new standard effective January 1, 2003.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure. "SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion NO. 28, "Interim Financial

Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS NO. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No 123 as of December 31, 2002. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.

NOTE B: ACQUISITIONS

INTER-TEL.NET

On July 24, 2001, the Company purchased 83% of Vianet Communications, Inc. (formerly Inter-Tel.NET, Inc.) ("VCI") from Inter-Tel, Inc. in a stock purchase transaction. VCI operates as a subsidiary and is a facilities-based provider of U.S. originated international long-distance voice and data terminations services. VCI was acquired by the Company in order to transition from a reseller of telecommunications services to a facilities-based telecommunications services provider. This allowed the Company as a provider with its own network equipment to accept and terminate calls in a more efficient manner than allowed by utilizing the networks of third parties, As a facilities based provider the Company has, for example, access to its own customized call routing, more visibility into the traffic it carries to identify and correct problems and direct connections with customers and vendors. The Company believed this would allow it to expand its already existing customer base and achieve better profitability. The Company agreed to a purchase price of $4,950,000 as the result of negotiations with Inter-Tel, Inc.

The acquisition of ITN has been accounted for using the purchase method of accounting. Accordingly, the results of ITN's operations have been included in the accompanying consolidated financial statements from July 24, 2001. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill and based on the inability to generate positive cash flows in Inter-Tel.NET since its acquisition, the Company recorded a charge of $7,984,806 to write-off the carrying value of the goodwill related to that acquisition. The following summarizes the allocation of the purchase price:

           Purchase price:
                     Note Payable                                   $ 4,950,000
                                                                    -----------
                     Total purchase price                           $ 4,950,000

           Allocation to fair value of net assets:
             Current assets                                         $(2,439,855)
             Property and equipment                                  (8,143,465)
             Capital lease obligations                                7,879,521
             Accounts payable and other liabilities                   5,648,605
                                                                    -----------
           Goodwill                                                 $ 7,984,806
           Impairment of Goodwill in 2001                            (7,984,806)
                                                                    -----------
           Goodwill at December 31, 2001                                   --
                                                                    ===========

The total amount of goodwill is expected to be deductible for tax purposes

VIANET TECHNOLOGIES, INC.

On December 31, 2001, the Company acquired 100% of the outstanding capital stock of Comm-Services Corporation ("CSC") in exchange for an aggregate of 349,293,656 newly issued shares of the Company's common stock (the "Acquisition"), which shares represented 60% of the Company's issued and outstanding shares immediately following the completion of the transaction. The transaction was accounted for as an issuance of equity by CSC and a recapitalization of CSC under the capital structure of the Company in exchange for the net assets of the Company. This type of transaction is commonly referred to as a reverse acquisition, and CSC is treated as the acquiring entity for accounting purposes. Vianet designs and markets advanced data and visual communication technologies and services. Vianet now offers video telecommunications that are both cost effective and readily facilitated. Vianet has combined its powerful patented video compression technology with an advanced global, broadband IP network to enable enterprise companies worldwide to easily utilize low-cost and user-friendly video media applications to enhance their global business communications.

The acquisition of Vianet has been accounted for using the purchase method of accounting. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill. Beginning January 1, 2002, the results of Vianet's operations were included in the consolidated financial statements. The following summarizes the allocation of the purchase price and the impairment of goodwill, (among other intangible assets) during the year ended December 31, 2002:

Total purchase price                                             $ 5,522,000 (1)

Allocation to fair value of net assets:
  Current assets                                                 $  (244,664)
  Property and equipment                                            (330,845)
  Trademarks                                                      (3,096,000)
  Patents                                                         (7,167,000)
  Security deposits                                                 (200,000)
  Accounts payable and other liabilities                           6,952,266
                                                                 -----------
Goodwill at December 31, 2001                                      1,435,757
Impairment of goodwill during 2002                                (1,435,757)
                                                                 -----------
Goodwill at December 31, 2002                                           --
                                                                 ===========

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


NOTE C: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                               December 31, 2002   December 31,2001
Network equipment                                 $ 8,608,505        $ 7,832,062
Network operations center                             299,676            299,676
Office equipment and furniture                        689,140            324,805
Leasehold improvements                                249,295            187,640
Less: accumulated depreciation and amortization    (5,800,041)        (1,514,105)
                                                  -----------        -----------
                                                  $ 4,046,575        $ 7,130,078
                                                  ===========        ===========

Network equipment includes assets recorded under capital leases of $7,931,813 and $7,219,868. Depreciation expense for network equipment in 2002 and 2001 was $3,279,773 and $1,318,589, respectively, with related accumulated depreciation and amortization of $4,598,362 and $1,318,589 at December 31, 2002 and 2001, respectively. Total depreciation expense for property and equipment in 2002 and 2001 was $3,854,406 and $1,514,105, respectively. The Company will change the depreciable life for network equipment from three years to six years during fiscal 2003 due to an economic reassessment of the useful life.

NOTE D: PATENTS AND TRADEMARKS

In connection with the acquisition of Vianet, the Company recorded patents and trademarks at estimated fair value based upon independent valuations on December 31, 2001. The Company amortizes the patents and trademarks using the straight-line method over 7 years and 10 years, respectively. Amortization expense for patents and trademarks was $636,538 and $193,476 for the year ended December 31, 2002, respectively, and nil for the comparable 2001 periods. Amortization expense for each of the next five years is estimated to be $105,375 per year after reduction for the impairment charges described below.

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

The Company's policy is to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets pursuant to SFAS 144. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted future cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company recognized an impairment loss on the carrying value of patents and trademarks of $1,329,953 during the quarter ended September 30, 2002 and an impairment loss of $5,463,227 for the quarter ended June 30, 2002. This impairment loss was caused by the revised forecast for video product sales, which has diminished the expected future cash flows supporting the valuation of patents and trademarks. As a result, the assets have been impaired to the present value of the estimated future cash flows.

NOTE E: NOTES PAYABLE

INTER-TEL, INC.

The Company has a note payable in the amount of $4,950,000 to Inter-Tel, Inc. as consideration for the purchase of an 83% interest in Inter-Tel.NET from Inter-Tel, Inc. Inter-Tel, Inc. owned 17% of CSC until the transaction with Vianet (see Note B) at which time Inter-Tel, Inc. took stock of the combined entity. The note is collateralized in part by stock and other marketable securities and 100% of the net assets of Inter-Tel.NET. The note was originally due and payable with a principal payment of $250,000 due sixty (60) days from July 24, 2001 but later modified to provide for a later payment date for the initial payment; then interest only due and payable from October 16, 2001 through July 15, 2002; then monthly principal and interest payments based on 1% of collected monthly revenues from July 16, 2002 to October 15, 2002 and based on 2% of collected monthly revenues from October 16, 2002 until paid in full. The note is due and payable on December 31, 2007, or earlier in the event of default or a "change of control" of the purchased entity. The interest rate for the note is 6% per annum. This note is in default as of December 31, 2002.


During 1999, and 2001, Inter-Tel.NET entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to purchase vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In February 2003, the company executed an agreement with the noteholder and this vendor releasing Inter-Tel from its guarantee of any and all of these obligations, and Inter-Tel and Vianet released the vendor from claims arising from the failure of the network equipment and software previously leased. As part of this agreement, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, in exchange for the release of the remaining collateral and as payment of the loan. Inter-Tel also retained a collateral interest in a Vianet shareholder's variable forward option contract that matures in July 2003 for an amount up to $250,000 and was released from all indemnifications included in the Inter-Tel.NET, Inc. purchase agreement.

DEMAND NOTES PAYABLE

Included in demand notes payable at December 31, 2002 and 2001 are two notes for $100,000 and $25,000 with interest at 8% that are in default as of December 31, 2002. Also included in demand notes payable at December 31, 2001 is one note in the amount of $50,000 that was reclassified to convertible debentures at December 31, 2002.

In November 2000, Vianet received $150,000 from two short-term lenders and were included in the notes payable balance as of December 31, 2001. The notes payable and accrued interest balance were satisfied by the issuance of stock in June 2002.

In February 2001, the Company executed a $100,000 non-interest bearing demand loan to a shareholder. As of December 31, 2001, the Company had paid a total of $50,000 of the $100,000 obligation with a resulting balance of $50,000 and paid the remaining $50,000 in January 2002.

In March 2001, the Company issued demand notes payable aggregating $75,000 to two investors, in exchange for cash that were included in the notes payable balance as of December 31, 2001. The notes payable and accrued interest balance were satisfied by the issuance of stock in June 2002.

In August 2001 through December 2001, the Company issued demand notes aggregating $355,450 to five investors that were included in the notes payable balance as of December 31, 2001. The notes bear no interest and were due March 31, 2002. The notes payable and accrued interest balance were satisfied by the issuance of stock in June 2002.

In November 2001, the Company issued a demand note for $50,000 to an investor. The note bears interest at 10% per annum, was due December 31, 2001. The note payable and accrued interest balance were satisfied by the issuance of stock in June 2002.

In May 2002, the Company entered into a demand note in the amount of $70,000 due September 30, 2002. The note payable and accrued interest balance were satisfied by the issuance of stock in June 2002.

In June 2002, Company issued 19,948,754 shares of common stock in settlement of demand notes in the amount of $681,296.

In September 2002, the Company entered into a note payable in the amount of $300,000 at an interest rate of 7% due December 3, 2002. This note allowed for ninety day extensions of the maturity date in exchange for the issuance of stock. Two extensions have been granted in exchange for two issuances of 1,000,000 shares each for a total of 2,000,000 with the current maturity being June 3, 2003. The note is in default as of June 3, 2003.

CONVERTIBLE NOTES PAYABLE

The Company has convertible notes payable of $1,175,000, with interest ranging from 6% to 8%, which were convertible into a maximum of 370,170 shares of common stock through September 30, 2002. These notes are in default as of December 31, 2002.

Approximately $82,000 Class A Notes were issued to Vianet employees for unpaid salaries in July and August 2001. The notes are convertible into common stock at a conversion price of $0.06 per share and 5-year warrants with an exercise price of $0.10 per share are issuable upon conversion. These notes are in default as of December 31, 2002.

NOTE F: COMMITMENTS AND CONTINGENCIES

OFFICE LEASES

In April 2000, Vianet entered into a lease agreement for office space in Plano, Texas. The term of the lease is sixty-two months. The lease provides for rent, including operating expenses and taxes, of approximately $276,000 per annum. In September 2000, Vianet issued 200,000 shares of the Company's common stock to be held in escrow for up to five years as a security deposit on the lease. Rent expense for the year ended December 31, 2002 was $284,352 while rent expense for this office space was not reflected in the results of operation for the period ended December 31, 2001 due to the accounting for the reverse acquisition.

The Company leased office space in Reno, Nevada from Inter-Tel, Inc. under a lease that expired on July 15, 2002. Total rental expense for this related party for the period from Inception through December 31, 2001, was $ 81,159 and for the year ended December 31, 2002 was $ 198,563. The Company no longer occupies these premises.

Future minimum lease payments on office leases at December 31, 2002 are as follows:

                                                 2003               $   312,000
                                                 2004                   276,000
                                                 2005                   138,000

                                                                    -----------
              Total minimum lease payments .........                $   725,800
                                                                    ===========

CAPITAL LEASE OBLIGATIONS

The Company leases telecommunications network and related equipment through capitalized lease agreements. Future minimum lease payments on capitalized lease obligations at December 31, 2002 are as follows:



                                                 2003               $ 7,954,101
                                                 2004                   192,874
                                                 2005                    16,073

                                                                    -----------
              Total minimum lease payments .........                  8,163,048
              Less amount representing interest.....                   (709,506)
                                                                    -----------
              Present value of minimum lease payments                 7,453,542
              Less current portion of capitalized lease obligations  (7,260,380)
                                                                    ------------
              Long-term portion of capitalized lease obligations    $   193,162
                                                                    ============

The capital lease obligations for the capital leases in default were guaranteed by Inter-Tel, Inc. as of December 31, 2002. (see Note K). At December 31, 2002, $7,105,654 of the capital lease obligations were in default.

LITIGATION


Except as described below, the Company is not a party to any material legal proceedings or aware of any governmental proceeding being contemplated by a governmental authority that has become reportable or had material developments for or during the period ended December 31, 2002.

A claim in the bankruptcy of a vendor was filed in Chicago, Illinois Bankruptcy Court on March 19, 2003 in the amount of $10,675,223 against Inter-Tel.NET, Inc. The Company has retained counsel in this matter and will assert various affirmative defenses such as disputes and offsets as this amount does not take into account various payments made by the Company, fails to offset amounts due to the Company for services provided to the vendor under a reciprocal services agreement between the Company and the vendor, asserts claims for services for which no substantiation had been provided and asserts claims against the Company for corporations unrelated and unknown to the Company. This claim relates to pre-acquisition liabilities for which the Company was indemnified by Inter-Tel, Inc. pursuant to the Inter-Tel.NET purchase agreement. In February 2003 the Company agreed to release Inter-Tel, Inc. from that indemnification as part of a three party negotiated settlement regarding network equipment capital leases and the Inter-Tel.NET purchase note. See Note K. The Company has accrued an appropriate amount for this liability in accounts payable at December 31, 2002.

One of the holders of the Company's Subordinated Debentures has filed in Collin County, Texas a suit seeking payment of $1,259,953 principal and interest for Subordinated Debentures that are in default. The unpaid principal and interest have been accrued in convertible debentures in default and accrued expenses at December 31, 2002.

We were a defendant in an action for a breach of contract claim relating to outstanding invoices for services rendered in the amount of $702,739 (Superior Court of California, County of Alameda). In March 2001, a default judgment was entered against Vianet in this matter. We engaged in discussions with the plaintiff regarding settlement and reached agreement with regard to a payment schedule whereby we paid the plaintiff $36,500 in July 2001, with the balance payable over the following eleven months. In September 2001, we paid the plaintiff $73,000 and agreed to pay $62,000 per month starting in January 2002. We paid the plaintiff $124,100 in January 2002. There have been no further payments. The unpaid amount has been accrued in accounts payable at December 31, 2002.

We are a defendant in an action pending before the Superior Court of Justice, Ontario, Canada in which the plaintiffs have asserted breach of contract and damages in the amount of $155,928 and punitive damages in the amount of $50,000. Agreement in principal has been reached between the parties on mutually satisfactory terms for the resolution of this matter and withdrawal of the claim. The Company has recently received and is reviewing the formal Settlement Agreement. The Company has accrued the amount of the Settlement Agreement in accounts payable at December 31, 2002.

A claim was filed in the District Court of Dallas County, Texas in which the plaintiffs have asserted breach of contract, civil conspiracy, unspecified general damages and exemplary damages in the amount of $1,000,000. The claim relates to the 1999 acquisition of PSI Communications, Inc. by Vianet Technologies, Inc. The Company considers this claim to be without merit and believes it will prevail in its defense against the suit. This claim has been withdrawn by plaintiffs.

A claim has been filed in U.S. Bankruptcy Court for the Eastern District, New Orleans Division, by a former vendor asserting breach of contract and payment of $439,466. The Company has asserted disputes and offsets in the amounts of $80,830 and $132,492, respectively. This claim was settled in exchange for $200,000 with payments to begin March 2003. All required payments have been made to date. The unpaid amount has been accrued in accounts payable at December 31, 2002.

There are two actions that related to collection of existing accounts payable in which judgments have been entered against the Company totaling $46,426. One of these was paid during 2002 and one remains outstanding in the amount of approximately $11,000. The unpaid amount has been accrued in accounts payable at December 31, 2002.

There is also one former employee with pending litigation seeking $63,281 under an employment agreement for which $6,500 has been paid and $56,781 was subject to litigation. This has been settled in a mediation process. The unpaid amount has been accrued in accounts payable at December 31, 2002.

There are two other former employees who have filed claims under employment agreements seeking $28,752 and $17,235, respectively. The Company believes these claims to be without merit as both employees previously agreed to accept Vianet common stock in satisfaction of these amounts and such stock was issued. These claims have been withdrawn.

A former employee has filed a claim under an employment agreement seeking $90,000 for compensation, bonuses and stock options. This matter is subject to ongoing negotiations for settlement. The Company has recorded an appropriate amount in accrued expense at December 31, 2002.

There are 3 vendors or creditors who have filed litigation related to collection actions for existing accounts payable in the aggregate of approximately $96,000. The unpaid amount has been accrued in accounts payable at December 31, 2002.

There are 13 vendors or creditors who have provided notice of intended litigation related to collection actions for existing accounts payable in the aggregate of approximately $588,000. The unpaid amount has been accrued in accounts payable at December 31, 2002.

We are not aware of any governmental proceeding against the Company.

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

The Company has no income tax benefit or expense due to its net losses.

The components of deferred tax assets and liabilities at December 31, 2002 and 2001,respectively, are as follows:


                                             Period Ending       Period Ending
                                           December 31, 2002   December 31, 2001

     Deferred tax assets:
        Goodwill impairment charge          $  5,400,000         $  2,700,000
        Net operating loss                     9,900,000            3,560,000
        Reserves and accrued expenses            157,000              390,000
        Equipment capital leases                 161,000              225,000
     Deferred tax liability:
        Cost of assets acquired in excess
         of tax basis                         (4,100,000)          (4,100,000)
                                            ------------         ------------
     Net deferred tax asset                   11,518,000            2,775,000
     Valuation reserve                       (11,518,000)          (2,775,000)
                                            ------------         ------------
     Net deferred tax assets                $          0         $          0
                                            ============         ============

The Company's valuation reserve on its net deferred tax asset increased by $8,743,000 during the year ended December 31, 2002.

CSC's net operating loss carry forward for income tax purposes at December 31, 2002 is approximately $28,000,000. This amount may be used to offset future taxable income until the losses expire in 2021 and 2022.

Vianet's NOL Carryforward would be limited on an annual and aggregate basis due to the change in control from the reverse acquisition in December 2001. The aggregate limitation will be the estimated fair value of Vianet at the time of the change in control of approximately $5,500,000.

NOTE H: SHAREHOLDERS' DEFICIT

COMMON STOCK

The following table presents the share activity for the period January 1, 2001 to December 31, 2002:

                                                         ---------------------------------------------------
                                                                              Common Shares
                                                         ---------------------------------------------------
                                                          Authorized     Issued      Outstanding  Treasury
                                                         ---------------------------------------------------
Vianet Balance at January 1, 2001                        100,000,000    24,476,143    24,386,206     89,937
Increase the authorized number of shares                 650,000,000            --            --         --
Shares issued during 2001 prior to reverse acquisition            --   196,935,139   196,935,139         --
Reverse Merger with CSC                                           --   349,784,594   349,784,594         --
                                                         ---------------------------------------------------
Balance at December 31, 2001                             750,000,000   571,195,876   571,105,939     89,937

Shares issued during 2002                                      -        45,718,739    45,718,739       -
                                                         ---------------------------------------------------
Balance at December 31, 2002                             750,000,000   616,914,615   616,824,678     89,937
                                                         ===================================================

WARRANTS

The following table details the warrants outstanding as of December 31, 2002 and 2001:


------------------ --------------------------- --------------- -------------------------- ---------------
                            Warrants                                   Warrants
    Exercise             Outstanding at          Remaining          Outstanding at          Remaining
      Price            December 31, 2002            Term           December 31, 2001           Term
      -----            -----------------            ----           -----------------           ----
------------------ --------------------------- --------------- -------------------------- ---------------
------------------ --------------------------- --------------- -------------------------- ---------------
         $0.01000                     644,958        2                           644,958        3
------------------ --------------------------- --------------- -------------------------- ---------------
          0.03000                   2,850,000        5                                 -        6
------------------ --------------------------- --------------- -------------------------- ---------------
          0.05625                   4,277,776        4                         4,277,778        5
------------------ --------------------------- --------------- -------------------------- ---------------
          0.08000                     788,188        3                           788,188        4
------------------ --------------------------- --------------- -------------------------- ---------------
          0.10000                   6,250,000        4                           450,000        5
------------------ --------------------------- --------------- -------------------------- ---------------
          0.12000                  27,539,679       2-4                       27,539,679       3-5
------------------ --------------------------- --------------- -------------------------- ---------------
          0.15000                     160,000        4                           160,000        5
------------------ --------------------------- --------------- -------------------------- ---------------
          0.22790                           -        -                           323,813
------------------ --------------------------- --------------- -------------------------- ---------------
          0.25000                   1,050,000        3                         1,050,000        4
------------------ --------------------------- --------------- -------------------------- ---------------
          0.45590                           -        -                           183,016
------------------ --------------------------- --------------- -------------------------- ---------------
          1.19000                     395,359        3                           395,359        4
------------------ --------------------------- --------------- -------------------------- ---------------
          1.50000                      55,000        3                            55,000        4
------------------ --------------------------- --------------- -------------------------- ---------------
          1.53120                     915,538        2                           915,538        3
------------------ --------------------------- --------------- -------------------------- ---------------
          1.91400                     915,538        2                           915,538        3
------------------ --------------------------- --------------- -------------------------- ---------------
          2.00000                     175,000        2                           175,000        3
------------------ --------------------------- --------------- -------------------------- ---------------
          2.29680                     915,538        2                           915,538        3
------------------ --------------------------- --------------- -------------------------- ---------------
          2.37500                     300,000        2                           300,000        3
------------------ --------------------------- --------------- -------------------------- ---------------
          3.00000                     340,000        3                           340,000        4
------------------ --------------------------- --------------- -------------------------- ---------------
          4.00000                     250,000        2                           250,000        3
------------------ --------------------------- --------------- -------------------------- ---------------
          4.50000                   3,758,286        2                         3,758,286        3
------------------ --------------------------- --------------- -------------------------- ---------------
          5.00000                      82,520        2                            82,520        3
------------------ --------------------------- --------------- -------------------------- ---------------
          5.47050                           -        -                             9,871        5
------------------ --------------------------- --------------- -------------------------- ---------------
          6.00000                     175,000        2                           175,000        3
------------------ --------------------------- --------------- -------------------------- ---------------
          6.60000                      55,000        2                            55,000        3
------------------ --------------------------- --------------- -------------------------- ---------------
------------------ --------------------------- --------------- -------------------------- ---------------
            Total                  51,893,382                                 43,760,082
------------------ --------------------------- --------------- -------------------------- ---------------

In 2001 the Company issued 69 warrants representing 33,477,455 shares. There were 45 warrants at $0.12 with an expiration date of December 31, 2004 issued representing 24,939,679 shares in connection with convertible notes and debentures. There were 13 warrants at $0.05625 with an expiration date of
December 31, 2006 issued representing 4,277,776 shares in connection with converted notes. There were 5 warrants issued at $0.12 with an expiration date of December 28, 2006 representing 2,600,000 shares. There were 2 warrants issued to consultants at $0.25 with an expiration date of March 31, 2006 representing 1,050,000 shares. There was 1 warrant at $0.10 with an expiration date of
October 12, 2006 issued representing 450,000 shares in connection with convertible notes and debentures. There were 4 warrants issued to directors at $0.15 with an expiration date of September 30, 2006 representing 160,000 shares.

In 2002 the Company issued 7 warrants representing 8,650,000 shares. There were 5 warrants issued to consultants at $0.10 with an expiration date of May 7, 2007 issued representing 5,800,000 shares. There were 2 warrants at $0.03 with an expiration date of December 06, 2007 issued representing 2,850,000 shares in connection with an issuance of equity.

STOCK INCENTIVE PLAN

In connection with the reverse merger on December 31, 2001, the Company assumed the acquiree's 1999 Option Plan (the Plan) for its employees.

Under the Plan, options may be granted to key employees, officers, directors or consultants of the Company. Options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. The 1999 Option Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan is administered by the Company's Board of Directors. The terms of each Option granted under the Plan are contained in a stock option agreement between the Optionee and the Company as determined by the Board of Directors consistent with the provisions of the Plan, including: purchase price, vesting, expiration and transferability. The Plan also permits the granting of one or more Stock Appreciation Rights to eligible participants.

The following table summarizes stock option activity for Vianet for the periods ended December 31, 2002 and 2001:

                                                NUMBER OF          WEIGHTED
                                              SHARES SUBJECT    AVERAGE EXERCISE
         STOCK OPTION ACTIVITY                  TO OPTIONS      PRICE PER SHARE*
         ---------------------                --------------    ----------------
         Outstanding, December 31, 2000            2,505,316          0.50
         Granted                                   5,551,500          0.07
         Cancelled                                (1,230,000)         0.13
         Exercised                                   (15,116)         0.23
                                              --------------
         Outstanding, December 31, 2001            6,811,700          0.13
         Granted                                  1,750,000           0.04
         Cancelled                                (2,168,233)         0.14
         Exercised                                   -
                                              --------------
         Outstanding, December 31, 2002            6,393,467          0.11
                                              ==============

In September 2001, the Company's Board of Directors elected to reduce the exercise price of 2,965,000 options previously issued under the plan to $0.10. There were 39 options granted to 19 employees representing the 2,965,000 shares. There were 17 options to 16 employees representing 593,500 shares repriced from $0.44 to $0.10 with a total reduction in option proceeds of $201,790. There were 17 options to 17 employees representing 521,500 shares repriced from $0.32 to $0.10 with a total reduction in option proceeds of $114,730. There was one option to one employee representing 500,000 shares repriced from $0.20 to $0.10 with a total reduction in option proceeds of $50,000. There were 4 options to 4 employees representing 1,350,000 shares that had been issued with an original exercise price of $0.10 included in the 2,965,000 shares subject to the Board's repricing plan. These repriced options are accounted for as variable options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                       ----------------------------------- ---------------------
                               Options Outstanding          Options Exercisable
                       ----------------------------------- ---------------------
                                     Weighted    Weighted              Weighted
                                     Average     Average               Average
                                   Contractual   Exercise              Exercise
       Exercise Price   Number of   Remaining    price per  Number of  price per
          per share      Shares    Life (Years)   Share      Shares      Share
       -------------------------------------------------------------------------
            $ 0.04      1,750,000       9.5       $ 0.04         -      $ 0.04
              0.05          4,387       6.2         0.05        4,387     0.05
              0.10      2,910,000       7.6         0.10    1,304,500     0.10
              0.11      1,135,000       8.8         0.11      378,333     0.11
              0.23        393,913       5.0         0.23      393,913     0.23
              0.46        199,619       5.8         0.46      199,619     0.46
            $ 5.47            548       6.6         5.47          548     5.47
                       -----------                         -----------
                        6,393,467       8.1       $ 0.10    2,281,300   $ 0.16
                       ===========                         ===========

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
                       ===========                         ===========

NOTE I: RELATED PARTIES TRANSACTIONS

The Company sells and purchases telecommunications services to and from Inter-Tel NetSolutions Inc., a subsidiary of its shareholder, Inter-Tel, Inc. For the period from Inception through December 31, 2001, the total revenue and expense from this related party were $610,079 and $605,866, respectively. The amounts due to and due from NetSolutions at December 31, 2001 were $ 623,311 and $ 495,044, respectively. For the period ended December 31, 2002, the total revenue and expense from this related party were $1,108,000 and $621,000, respectively. The amounts due to and due from NetSolutions at December 31, 2001 were $ 54,000 and $ -0-, respectively.

The Company leased office space in Reno, Nevada from Inter-Tel, Inc. under a lease that expired on July 15, 2002, and continued to occupy the premises on a month-to-month basis through February 28, 2003. Rent expense recorded by the Company was $129,444 and $53,935 for the year and period ended December 31, 2002 and 2001, respectively.

The Company charters a private plane on an occasional basis from Fairways Aviation Inc., a company owned by its President and Chief Executive Officer, Gregory A. Somers. Total expense recorded for the period from Inception through December 31, 2001 for this related party was $94,705, and for the year ended December 31, 2002 the expense recorded was $67,817.

In February 2001, Vianet entered into a marketing distribution agreement with a company controlled by P. Ianace who was subsequently appointed CEO of Vianet. As part of that agreement, Vianet issued warrants to purchase 1,000,000 shares of Vianet's common stock at an exercise price of $0.25 and a 5-year term with the right to receive a further 2,000,000 warrants based on certain performance achievements. In December 2001, by mutual agreement the warrants issued in February and the rights to receive further warrants were cancelled, and replaced by warrants to purchase 2,000,000 shares of Vianet's common stock for a 5-year term at an exercise price of $0.12 per share. None of these warrants have been exercised. The Company has not recognized any revenue attributable to this marketing distribution agreement in 2002 and no services under the agreement have been provided to the Company in 2002.


EMPLOYMENT / CONSULTING AGREEMENTS

In April 2001, Vianet entered into a three-year consulting agreement with Xelix Capital Limited, an entity owned and controlled by Jeremy Posner. The consulting agreement provides for base fees to Xelix Capital Limited of $120,000 per year (the "Base Fee"). In addition, the consulting agreement provides that Vianet shall pay such additional compensation as shall be determined from time to time by the Board of Directors based upon the attainment of specific criteria as agreed to from time to time. No additional compensation was approved by the Board in and for 2002.The consulting agreement also provides for reimbursement of reasonable costs and expenses incurred. The consulting agreement is terminable (i) by either party in the event the other party fails to perform in accordance with the provisions of this Agreement, or (ii) by Vianet, at any time, upon thirty (30) days written notice. Upon termination the consultant shall cease all provision of services and no invoice shall be made for services performed after notice of suspension or termination. Upon termination, for any reason except breach of this agreement by consultant, Vianet shall pay to consultant severance in an amount equal to two times the Base Fee. The severance amount shall be payable in quarterly installments with the first payment due not later than thirty (30) days after termination. The Consulting Agreement superseded and replaced a prior three-year consulting agreement entered into with Xelix Capital Limited in April 2000, effective as of January 1, 2000, that provided for base fees to Xelix Capital Limited of $150,000 per year. The Company accrued as an expense of $120,000 for the year ended December 31, 2002 under this agreement but made no payments to Xelix under this agreement in 2002.

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

Note J: SEGMENT INFORMATION

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

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The following amounts are disclosed for the year ended December 31, 2002 and the period beginning February 16, 2001, Inception, through December 31, 2001.

                                     Twelve month period ended          Period from February 16,2001
                                          December 31, 2002           (Inception) to December 31, 2001
                                     Telecom             Video          Telecom              Video
                                  ------------        ------------    ------------        ------------
Revenue from external customers   $ 32,651,691        $  1,617,078    $ 17,628,364                --
Inter-segment revenues                    --                  --              --                  --
Gross Profit                          (424,286)          1,553,781      (1,229,472)               --
Depreciation, amortization and
impairment                           3,726,836           9,480,902       9,498,911                --
Interest Expense                       758,857             220,204         282,223                --
Net Loss                           (11,932,110)        (13,133,075)    (14,168,656)               --
EBITDA *                            (7,446,416)         (3,431,968)     (4,387,522)               --


As of                                      December 31, 2002                December 31, 2001
                                           -----------------                -----------------

Segment assets                       5,038,754           1,052,514      11,508,957          12,442,653

Intangible assets                         --               786,170            --            11,698,757

* EBITDA is earnings before interest, taxes, depreciation and amortization.

Note K:  Subsequent Events

During 1999, and 2001, Inter-Tel.NET entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to purchase vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In February 2003, the company executed an agreement with Inter-Tel and the vendor releasing Inter-Tel from its guarantee of any and all of these obligations, and Inter-Tel and Vianet released the vendor from claims arising from the failure of the network equipment and software previously leased. As part of this agreement, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, in exchange for the release of the remaining collateral and as payment of the $4,950,000 note payable to Inter-Tel. Inter-Tel also retained a collateral interest in a Vianet shareholder's variable forward option contract that matures in July 2003 for amount up to $250,000 and was released from all indemnifications included in the Inter-Tel.NET, Inc. purchase agreement.

The Company's telecom revenue in 2003 has deteriorated from approximately $1.1 million in January, $500,000 in February, $110,000 in March. $ 65,000 in April and zero in May. This has been due to the effects of financial constraints which have limited the Company's ability to access termination vendors. The Company's former customers are still connected to the network but have routed their traffic away from the Company due to our lack of termination services.

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

                                   VIANET TECHNOLOGIES, INC.

                                   By:  /s/ VICTOR E. GOETZ
                                        ----------------------------------------
                                        Victor E. Goetz, Chief Financial Officer

                                        June 20, 2003
                                        --------------
                                        Date

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Capacity                       Date
     ---------                       --------                       ----

/S/ JEREMY POSNER            Chairman,                          June 20, 2003
---------------------        Vianet Technologies, Inc.
Jeremy Posner

/S/ VICTOR E. GOETZ          Senior Vice President, CFO,        June 20, 2003
---------------------        Chief Compliance Officer &
Victor E. Goetz              Assistant Secretary & Director
                             Vianet Technologies, Inc.

/S/ GREGORY SOMERS           CEO & Director,                  June 20, 2003
---------------------        Vianet Technologies, Inc.
Gregory Somers


/S/ PETER IANACE             President & Director,            June 20, 2003
---------------------        Vianet Technologies, Inc.
Peter Ianace

           CERTIFICATION REGARDING DISCLOSURE CONTROLS AND PROCEDURES

I, Gregory Somers, certify that:

1.       I  have   reviewed   this  annual  report  on  Form  10-KSB  of  Vianet
         Technologies, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     June 20, 2003
                              /s/        Gregory Somers
                             -----------------------------------------
                             Gregory Somers Chief Executive Officer
                                  (principal executive  officer)

           CERTIFICATION REGARDING DISCLOSURE CONTROLS AND PROCEDURES

I, Victor E. Goetz, certify that:

1.       I  have   reviewed   this  annual  report  on  Form  10-KSB  of  Vianet
         Technologies, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     June 20, 2003
                              /s/        Victor E. Goetz
                             -----------------------------------------
                             Victor E. Goetz, Chief Financial Officer
                                  (principal financial  officer)

EXHIBIT INDEX

2.1 Agreement and Plan of Merger by and among Vianet Technologies, Inc., Comservices Acquisition Corp. and Comm Services Corporation. Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on January 2, 2002 under SEC File No. 000-29177.
2.2 Merger Agreement, dated August 31, 1999, between Vianet and Infinop Holdings, Inc. Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on October 27, 1999 under SEC File No. 033-55254-19.
3.1 Articles of Incorporation. Incorporated by reference to the Form 8-K/A filed by Vianet with the SEC on January 2, 2002 under SEC File No. 000-29177.
3.2 Amendment to the amended and restated certificate of incorporation of Vianet Technologies, Inc. Incorporated by reference to the Form 10-KSB filed by Vianet with the SEC on April 15, 2002 under SEC File No. 000-29177.
3.3 By-laws. Incorporated by reference to the Form 10 filed by Vianet with the SEC on January 26, 2000 under SEC File No. 000-29177.
4.1 Form of common stock certificate. Incorporated by reference to the Form 10 filed by Vianet with the SEC on January 26, 2000 under SEC File No. 000-29177.
10.1 Stock Option Plan. Incorporated by reference to the Form 10 filed by Vianet with the SEC on January 26, 2000 under SEC File No. 000-29177.
10.2     Stock   Purchase   ands  Sale   agreement  by  and  between   Inter-Tel
         Incorporated and Comm-Services Corporation dated July 24th 2001. Incorporated by reference to the Form 10-KSB filed by Vianet with the SEC on April 15, 2002 under SEC File No. 000-29177.
16.1 Letter from McGladrey & Pullen, LLP. Incorporated by reference to the Form 8-K filed by Vianet with the SEC on February 26, 2002 under SEC File No. 000-29177.
16.2 Letter from Edward Isaacs & Company, LLP. Incorporated by reference to the Form 8-K filed by Vianet with the SEC on October 10, 2000 under SEC File No. 000-29177.
21.1     List of Subsidiaries
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3 Code of Ethics and Business Conduct of Officers, Directors and Employees of Vianet Technologies, Inc.